Form 10-Q
period 2020-09-30
Immunome Inc.
filed 2020-11-16
CIK 1472012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 001-39580

Immunome, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0694340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

665 Stockton Drive, Suite 300 Exton, PA	19341
(Address of principal executive offices)	(Zip Code)

(610) 321-3700

(Registrant’s telephone number, including area code)

Not applicable.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, 0.0001 par value	IMNM	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No   ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

There were 10,541,629 shares of the registrant’s common stock outstanding as of October 31, 2020.

IMMUNOME, INC.

Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

IMMUNOME, INC.

Condensed Balance Sheets

(Unaudited; In thousands, except share and per share data)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash	$6,744	$2,543
Prepaid expenses and other current assets	739	579
Total current assets	7,483	3,122
Property and equipment, net	1,741	1,700
Restricted cash	100	100
Other assets	2,659	138
Total assets	$11,983	$5,060
Liabilities, convertible preferred stock, and stockholders’ deficit
Current liabilities:
Current portion of capital lease obligations	$—	$239
Current portion of equipment loan payable	144	212
Current portion of long-term debt	305	—
Accounts payable	2,627	548
Accrued expenses and other current liabilities	2,330	666
Total current liabilities	5,406	1,665
Equipment loan payable, net of current portion	16	113
Long-term debt, net of current portion	195	—
Warrant liability	7,071	—
Deferred rent	11	18
Total liabilities	12,699	1,796
Commitments and contingencies (Note 9)
Series A convertible preferred stock, $0.0001 par value; 45,000,000 and 30,000,000 shares authorized and 5,670,184 and 4,443,259 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively (liquidation value of $51,033 at September 30, 2020)	48,369	38,894
Stockholders’ deficit:
Common stock, $0.0001 par value; 65,000,000 and 50,000,000 shares authorized and 1,124,616 and 1,099,270 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	1,236	927
Accumulated deficit	(50,321)	(36,557)
Total stockholders’ deficit	(49,085)	(35,630)
Total liabilities, convertible preferred stock, and stockholders’ deficit	$11,983	$5,060

The accompanying notes are an integral part of these unaudited condensed financial statements.

IMMUNOME, INC.

Condensed Statements of Operations

(Unaudited; In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Operating expenses:
Research and development	$1,644	$2,234	$5,651	$6,391
General and administrative	1,174	486	2,537	1,069
Total operating expenses	2,818	2,720	8,188	7,460
Loss from operations	(2,818)	(2,720)	(8,188)	(7,460)
Other expenses:
Change in fair value of warrant liability	(5,549)	—	(5,549)	—
Interest expense, net	(10)	(17)	(27)	(62)
Total other expenses	(5,559)	(17)	(5,576)	(62)
Net loss	$(8,377)	$(2,737)	$(13,764)	$(7,522)
Per share information:
Net loss per share of common stock, basic and diluted	$(7.52)	$(2.50)	$(12.44)	$(6.88)
Weighted-average common shares outstanding, basic and diluted	1,114,427	1,093,028	1,106,039	1,092,630

The accompanying notes are an integral part of these unaudited condensed financial statements.

IMMUNOME, INC.

Condensed Statements of Changes in Convertible Preferred Stock and Stockholders’ Deficit

(Unaudited; In thousands, except share data)

	Convertible preferred stock		Stockholders’ deficit
	Series A		Common stock		Additional
					paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at June 30, 2020	5,670,184	$48,391	1,112,393	$—	$1,115	$(41,944)	$(40,829)
Series A convertible preferred stock issuance costs	—	(22)	—	—	—	—	—
Share-based compensation expense	—	—	—	—	117	—	117
Exercise of stock options	—	—	12,223	—	4	—	4
Net loss	—	—	—	—	—	(8,377)	(8,377)
Balance at September 30, 2020	5,670,184	$48,369	1,124,616	$—	$1,236	$(50,321)	$(49,085)

Balance at December 31, 2019	4,443,259	$38,894	1,099,270	$—	$927	$(36,557)	$(35,630)
Sale of Series A convertible preferred stock and warrants with a fair value of $1,522, net of $49 of issuance costs	1,226,925	9,475	—	—	—	—	—
Share-based compensation expense	—	—	—	—	302	—	302
Exercise of stock options	—	—	25,346	—	7	—	7
Net loss	—	—	—	—	—	(13,764)	(13,764)
Balance at September 30, 2020	5,670,184	$48,369	1,124,616	$—	$1,236	$(50,321)	$(49,085)

The accompanying notes are an integral part of these unaudited condensed financial statements.

IMMUNOME, INC.

Condensed Statements of Changes in Convertible Preferred Stock and Stockholders’ Deficit

(Unaudited; In thousands, except share data)

	Convertible preferred stock		Stockholders’ deficit
	Series A		Common stock		Additional
					paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at June 30, 2019	3,108,776	$27,513	1,093,028	$—	$918	$(30,898)	$(29,980)
Share-based compensation expense	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	(2,737)	(2,737)
Balance at September 30, 2019	3,108,776	$27,513	1,093,028	$—	$919	$(33,635)	$(32,716)

Balance at December 31, 2018	3,108,776	$27,513	1,087,821	$—	$908	$(26,113)	$(25,205)
Share-based compensation expense	—	—	—	—	11	—	11
Exercise of stock options	—	—	5,207	—	—	—	—
Net loss	—	—	—	—	—	(7,522)	(7,522)
Balance at September 30, 2019	3,108,776	$27,513	1,093,028	$—	$919	$(33,635)	$(32,716)

The accompanying notes are an integral part of these unaudited condensed financial statements.

IMMUNOME, INC.

Condensed Statements of Cash Flows

(Unaudited; In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(13,764)	$(7,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	499	454
Share-based compensation	302	11
Change in fair value of warrant liability	5,549	—
Deferred rent	(1)	3
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(151)	(249)
Accounts payable	999	334
Accrued expenses and other current liabilities	495	(52)
Net cash used in operating activities	(6,072)	(7,021)
Cash flows from investing activities:
Purchases of property and equipment	(540)	(166)
Net cash used in investing activities	(540)	(166)
Cash flows from financing activities:
Proceeds from convertible promissory notes	—	6,800
Proceeds from exercise of stock options	7	—
Proceeds from long-term debt	500	—
Proceeds from the sale of Series A convertible preferred stock	11,046	—
Payment of IPO costs	(309)	—
Payment of Series A convertible preferred stock issuance costs	(27)	—
Payment of equipment loan payable	(165)	(183)
Payment of capital lease obligations	(239)	(272)
Net cash provided by financing activities	10,813	6,345
Net increase (decrease) in cash and restricted cash	4,201	(842)
Cash and restricted cash at beginning of period	2,643	1,702
Cash and restricted cash at end of period	$6,844	$860
Supplemental disclosures of cash flow information:
Cash paid for interest	$27	$72
Supplemental disclosures of non-cash investing and financing activities:
Fair value of liability-classified warrants issued in connection with Series A convertible preferred stock	$1,522	$—
Series A convertible preferred stock and warrants issuance costs in accounts payable	$22	$—
IPO costs included in accounts payable and accrued expenses and other current liabilities	$2,221	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

IMMUNOME, INC.

Notes to Condensed Financial Statements

(Unaudited)

1. Nature of the business and basis of presentation

Organization

Immunome, Inc. (“Immunome” or the “Company”) was incorporated as a Pennsylvania corporation on March 2, 2006 and was converted to a Delaware corporation on December 2, 2015. The Company is a biotechnology company focused on identifying novel cancer and infectious disease immunotherapies utilizing a patented process to immortalize human B cells.

Since its inception, the Company has devoted substantially all of its resources to research and development, raising capital, building its management team and building its intellectual property portfolio. The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry including, but not limited to, technical risks associated with the successful research, development and manufacturing of product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Current and future programs will require significant research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

Initial public offering

On October 6, 2020, the Company closed its initial public offering (“IPO”) in which the Company issued and sold 3,250,000 shares of its common stock at a public offering price of $12.00 per share. On October 13, 2020, the underwriters exercised their option to purchase an additional 487,500 shares of the Company’s common stock at a purchase price of $12.00 per share. The Company received net proceeds of $41.7 million after deducting underwriting discounts and commissions of $3.1 million but before deducting other offering expenses. The Company’s common stock is listed on the Nasdaq Capital Market under the trading symbol “IMNM.” In addition, upon the closing of the IPO on October 6, 2020, (i) all of the Company’s outstanding shares of convertible preferred stock converted into 5,670,184 shares of common stock and (ii) all of the Company’s outstanding warrants to purchase convertible preferred stock converted into warrants to purchase common stock. On October 6, 2020, the Company filed an amended and restated certificate of incorporation to, among other things, increase the number of shares of common stock, $0.0001 par value per share, authorized for issuance to 200,000,000 and authorize the Company’s board of directors to issue up to 10,000,000 shares of “blank check” preferred stock, $0.0001 par value per share. As of September 30, 2020, the Company capitalized $2.5 million of deferred IPO costs, which are included in other assets on the condensed balance sheet, and which will be reclassified to additional paid-in capital upon the closing of the IPO.

Liquidity

The Company has incurred net losses since inception, including net losses of $13.8 million for the nine months ended September 30, 2020, and it expects to generate losses from operations for the foreseeable future primarily due to research and development for its potential product candidates. As of September 30, 2020, the Company had an accumulated deficit of $50.3 million. Prior to the IPO, the Company has funded its operations with proceeds from the issuance of debt and the sale of preferred stock. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.

The Company expects that its cash as of September 30, 2020 and proceeds from its IPO will be sufficient to fund its operations for at least the next twelve months from the date these financial statements are issued and, therefore, the conditions raising substantial doubt in prior periods have been alleviated. The Company has sufficient cash to fund its operations into the first quarter of 2022 and will need additional financing thereafter to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If the Company raises additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, it may have to relinquish valuable rights to technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable. If the Company is unable to raise additional funds through equity or debt financings or other arrangements when needed, it may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that the Company would otherwise prefer to develop and market.

The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms, or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy.

If the Company cannot obtain the necessary funding, it will need to delay, scale back or eliminate some or all of its research and development programs or enter into collaborations with third parties to commercialize potential products or technologies that it might otherwise seek to develop or commercialize independently; consider other various strategic alternatives, including a merger or sale of the Company; or cease operations. Additionally, volatility in the capital markets and general economic conditions in the United States may be a significant obstacle to raising the required funds. Our ability to continue as a going concern is dependent on our ability to raise capital to fund our future business plans.

Operations of the Company are subject to certain risks and uncertainties including various internal and external factors that will affect whether and when the Company’s product candidates become approved products and how significant their market share will be, some of which are outside of the Company’s control. The length of time and cost of developing and commercializing these product candidates and/or failure of them at any stage of the drug approval process will materially affect the Company’s financial condition and future operations. On March 11, 2020, the World Health Organization characterized the novel COVID-19 virus as a global pandemic. Although there is significant uncertainty as to the likely effects this disease may have in the future, to date there has not yet been a significant impact to the Company’s operations or financial statements.

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”).

Unaudited interim results

These unaudited condensed financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and the notes thereto included in the Company’s IPO prospectus filed with the Securities and Exchange Commission on October 5, 2020. The accompanying condensed financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 are unaudited but include all adjustments that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2019 have been derived from the audited financial statements as of that date.

Reverse stock split

The Company’s board of directors approved a one-for-six reverse stock split of its issued and outstanding common stock, stock options, convertible preferred stock and convertible preferred stock warrants legally effective as of September 22, 2020. Accordingly, all convertible preferred shares and common stock shares, per share amounts, and additional paid-in capital amounts for all periods presented in the accompanying financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the reverse stock split.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the fair value of the Company’s common stock in connection with share-based compensation arrangements and the fair value of the Company’s liability-classified warrants. Actual results could differ from these estimates.

Fair value of financial instruments

ASC Topic 820, Fair Value Measurement (ASC 820), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the assets or liability and are developed based on the best information available in the circumstances. ASC 820 identifies fair value as the price that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tiered value hierarchy that distinguishes between the following:

Level 1 — Quoted market prices in active markets for identical assets or liabilities.

Level 2 — Inputs other than Level 1 inputs that are either directly or indirectly observable, such as quoted market prices, interest rates and yield curves.

Level 3 — Unobservable inputs for the asset or liability (i.e. supported by little or no market activity). Level 3 inputs include management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

To the extent the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair values requires more judgement. Accordingly, the degree of judgement exercised by the Company in determining fair value is greatest for instruments categorized as Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Government contract funding

The Company accounts for amounts received under its U.S. Department of Defense expense reimbursement contract as contra-research and development expenses in the condensed statements of operations.

Warrant liability

The Company issued warrants to purchase shares of Series A convertible preferred stock in connection with the June 2020 Series A convertible preferred stock sale. The warrants were classified as a liability on the condensed balance sheet at September 30, 2020 as the underlying Series A convertible preferred stock is contingently redeemable and outside of the Company’s control (see Note 11, Warrants to acquire shares of Series A convertible preferred stock). The fair value of the warrants on the date of issuance was recorded as a reduction of the carrying value of the Series A convertible preferred stock and as a long-term liability in the condensed balance sheet. The warrants will be subsequently remeasured to fair value at each balance sheet date. Changes in the fair value of the warrants are recognized as other income or expense in the statements of operations. The change in fair value of the warrants during the three and nine months ended September 30, 2020 was $5.5 million.

The Company used the Black Scholes option pricing model, which incorporated assumptions and estimates, to value the Series A convertible preferred stock warrants. Estimates and assumptions impacting the fair value measurement of the warrants included the fair value per share of the underlying Series A convertible preferred stock, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying Series A convertible preferred stock. The Company historically determined the fair value per share of the underlying Series A convertible preferred stock by taking into consideration the most recent sales of its Series A convertible preferred stock, results obtained from third party valuations and additional factors that were deemed relevant. As of September 30, 2020, the Company utilized the $12.00 per share IPO price to value the Series A convertible preferred stock warrants. The Company historically had been a private company and lacked company specific historical and implied volatility information of its stock. Therefore, it estimated the expected stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrants at the time. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. Expected dividend yield was determined based on the fact that the Company had never paid cash dividends and did not expect to pay any cash dividends in the foreseeable future.

Research and development costs

Research and development costs are charged to expense as incurred. Research and development costs consist of costs incurred in performing research and development activities, including salaries and bonuses, share-based compensation, employee benefits, facilities costs, laboratory supplies, depreciation and amortization, preclinical expenses, consulting and other contracted services. Additionally, under the terms of the license agreements to which the Company is a party, the Company is obligated to make future payments should certain development and regulatory milestones be achieved. No such costs have been incurred for the three or nine months ended September 30, 2020 and 2019. Costs for certain research and development activities are recognized based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the condensed financial statements as a prepaid or accrued expense.

Net loss per share

The Company follows the two-class method when computing net loss per share, as the Company has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

Basic net loss per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share of common stock is computed by adjusting net loss to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share of common stock is computed by dividing the diluted net loss by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of common stock equivalents.

The following potentially dilutive securities outstanding as of September 30, 2020 and 2019 have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	As of September 30,
	2020	2019
Stock options(1)	1,316,267	592,929
Convertible preferred stock warrants(1)	1,035,196	—
Convertible preferred stock(1)	5,670,184	3,108,776
	8,021,647	3,701,705
(1)	Represents common stock equivalents.

The Company’s Series A convertible preferred stock contractually entitles the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to participating securities. In periods in which the Company reports a net loss per share of common stock, diluted net loss per share of common stock is the same as basic net loss per share of common stock since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss per share of common stock for the three and nine months ended September 30, 2020 and 2019.

Segment and geographic information

Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The CODM is the Company’s Chief Executive Officer. The Company views its operations as and manages its business in one operating segment operating exclusively in the United States.

3. Fair value measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis in the condensed balance sheet as of September 30, 2020 (in thousands):

		Quoted Prices	Significant Other	Unobservable
		In Active Markets	Observable	Inputs
	September 30, 2020	(Level 1)	Inputs (Level 2)	(Level 3)
Liabilities:
Warrant liability	$7,071	$—	$—	$7,071
Total liabilities measured and recorded at fair value	$7,071	$—	$—	$7,071

The Company did not transfer any financial instruments into or out of Level 3 classification during the three or nine months ended September 30, 2020. See Note 11, Warrants to acquire shares of Series A convertible preferred stock for a summary of the inputs used to calculate the warrant liability.

A reconciliation of the change in the fair value of the warrant liability for the nine months ended September 30, 2020 is as follows (in thousands):

Fair Value
Measurements
Using Significant
Unobservable
Inputs
(Level 3)
Balance, December 31, 2019	$—
Issuance of warrants on June 2, 2020	1,522
Change in fair value of warrant liability	5,549
Warrant liability, September 30, 2020	$7,071

4. U.S. Department of Defense (“DoD”) expense reimbursement contract

In July 2020, the Company entered into an Other Transaction Authority for Prototype Agreement (the “OTA Agreement”) with the DoD to fund the Company’s efforts in developing Biosynthetic Convalescent Plasma (“BCP”) to treat COVID-19. Under the OTA Agreement, the Company intends to develop BCP for use in the U.S. military population and the U.S. population as a whole, subject to approval by the U.S. Food and Drug Administration (“FDA”). The amount of funding being made available to the Company under this expense reimbursement contract is $13.3 million which, based on the Company’s anticipated expenditures, is expected to be received through mid-2021. The Company recorded contra-research and development expense in the amount of $0.6 million for each of the three and nine months ended September 30, 2020 in the condensed statements of operations. As of September 30, 2020, the Company had an expense reimbursement receivable balance of $0.3 million due from the DoD in prepaid expenses and other current assets on the condensed balance sheet.

5. Accrued expenses

Accrued expenses consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019
IPO costs	$1,165	$—
Compensation and related benefits	831	426
Research and development, and other	334	240
	$2,330	$666

6. Convertible promissory notes

From January 2019 through July 2019, the Company issued $6.8 million of non-interest bearing convertible promissory notes to several existing Series A Preferred shareholders and new investors. These notes were scheduled to mature on February 2, 2020, if not converted or otherwise settled prior to maturity. Upon completion a qualified equity financing event, as defined in the notes, the notes automatically convert into shares of the stock sold in such qualified financing and at a price equal to 80% of the subscription price. In the event that the Company were to sell additional shares of Series A Preferred prior to a qualified financing event, the notes will automatically convert into shares of Series A Preferred at a discount to the $9.00 per share subscription price. The discount is equal to 1% for each month that has lapsed from the initial note issuance date to the date in which the extended sale of Series A Preferred is consummated.

In November 2019, the Company completed the sale of its Series A Preferred and the notes automatically converted into 821,657 shares of Series A Preferred. The effective conversion price of the notes was less than the fair value of the Series A Preferred and therefore, no beneficial conversion feature was recorded for the discount.

The Company accounted for the conversion upon a qualified financing event as a bifurcated redemption feature as settlement under this feature would be in a variable number of shares and at a substantial discount. At issuance and over the term of the note, the Company determined the probability of settlement pursuant to the qualified financing event to be remote. As such, the estimated fair value of the redemption feature was de minimis.

7. Equipment loan payables

During 2016 through 2018, the Company entered into various equipment financing agreements (the Agreements) to purchase laboratory equipment. The Agreements provide for 36 to 38 monthly payments ranging from $1,000 to $8,000. Interest rates for the Agreements range from 9.03% to 12.08%. Interest expense related to the equipment financing agreements was $10,000 and $11,000 for the three months ended September 30, 2020 and 2019, respectively, and $20,000 and $38,000 for the nine months ended September 30, 2020 and 2019, respectively.

Future payments for the Agreements are as follows as of September 30, 2020 (in thousands):

Years ending December 31,	Amount
2020 (represents three remaining months)	$51
2021	117
Total	168
Less amounts representing interest	(8)
Total equipment loan payable	$160

8. Long-term debt

On April 30, 2020, the Company entered into a loan agreement with Silicon Valley Bank as the lender (“Lender”) for a loan in an aggregate principal amount of $0.5 million (the “Loan”) pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and implemented by the U.S. Small Business Administration. The Loan matures in two years and bears interest at a rate of 1% per year, with all payments deferred through the six-month anniversary of the date of the Loan. Principal and interest are payable monthly commencing on October 30, 2020 and may be prepaid by the Company at any time prior to maturity without penalty. Interest expense for the nine months ended September 30, 2020 was de minimis. The Company may apply for forgiveness of amounts due under the Loan, with the amount of potential loan forgiveness to be calculated in accordance with the requirements of the PPP based on payroll costs, any mortgage interest payments, any covered rent payments and any covered utilities payments during the 8-week period after the origination date of the Loan. The Company is using the proceeds of the Loan for payroll and other qualifying expenses. While the Company believes that its use of the loan proceeds will meet the conditions of forgiveness of the loan, it cannot be assured that actions taken could cause the Company to be ineligible for forgiveness of the loan, in whole or in part. Proceeds received are recorded as long-term debt. In the event the debt is forgiven in a future period, the Company will recognize a gain on extinguishment in the statement of operations.

The following table sets forth the Company’s future principal payments as of September 30, 2020 (in thousands):

Years ending December 31,	Amount
2020 (represents three remaining months)	$55
2021	333
2022	112
Total	500
Less current portion of long-term debt	(305)
Long-term debt, net of current portion	$195

9. Commitments and contingencies

Operating leases

In May 2017, the Company entered into a 62-month office and laboratory space lease for approximately 11,000 square feet of space in Exton, Pennsylvania. The Company has an option to extend the lease for two additional five-year terms or to early terminate the lease at the end of the 38th month of the lease. The lease is subject to fixed rate escalation increases and the landlord waived the Company’s rent obligation for the first two months of the lease. Deferred rent is $11,000 and $18,000 as of September 30, 2020 and December 31, 2019, respectively, and is being amortized as a reduction in rent expense over the term of the lease. The Company recognizes rent expense on a straight-line basis over the expected lease term.

Future minimum lease payments for the Company’s facility are as follows as of September 30, 2020 (in thousands):

Years ending December 31,	Amount
2020 (represents three remaining months)	$56
2021	225
2022	153
$434

Rent expense was $0.1 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively, and $0.2 million and $0.2 million for the nine months ended September 30, 2020 and 2019, respectively.

Capital leases

During 2016 and 2017, the Company entered into multiple capital leases for laboratory equipment. The leases provide for 36 to 38 monthly payments ranging from $2,000 to $32,000. Interest rates for the leases range from 9.43% to 11.35%. Interest expense related to the leases was $7,000 and $34,000 for the nine months ended September 30, 2020 and 2019, respectively. The leases ended in July 2020.

Employment agreements

The Company entered into employment offer letter agreements (the “Employment Agreements”) with key personnel providing for compensation and severance in certain circumstances, as defined in the respective Employment Agreements. The Employment Agreements may be terminated by either the Company or the employees in accordance with the Employment Agreements and provide for annual pay increases and bonuses at the discretion of the Board of Directors.

Employee benefit plan

The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company assumes all administrative costs of the 401(k) Plan and makes matching contributions as defined in the 401(k) Plan document.

10. Convertible preferred stock and stockholders’ deficit

Series A convertible preferred stock

During the year ended December 31, 2019, the Company sold 512,826 shares of its Series A Preferred at $9.00 per share in exchange for $4.6 million in gross proceeds and incurred $35,000 of related issuance costs. In November 2019, the Company issued 821,657 shares of Series A Preferred in connection with the conversion of the promissory notes of $6.8 million (see Note 6). In June 2020, the Company sold an additional 1,226,925 shares of Series A Preferred at $9.00 per share for $11.0 million in gross proceeds and incurred $27,000 of related issuance costs. In addition to the shares of Series A Preferred, the Company issued warrants to purchase 1,035,196 shares of the Company’s Series A Preferred. The warrants are exercisable at any time and have an exercise price of $9.00 per share and will terminate at the earlier of (i) three years from the date of issuance, (ii) upon liquidation or deemed liquidation of the Company and (iii) upon the Company’s securities trading at $27.00 per share for at least 10 days out of a consecutive 20 day trading period beginning after the first anniversary of an initial public offering of the Company’s common stock. The Company allocated $1.5 million of the gross proceeds from the June 2020 sale of the Series A Preferred to the warrant liability (see Note 11, Warrants to acquire shares of Series A convertible preferred stock), which represents the fair value of the warrants as of the date of grant.

The Series A convertible preferred stock has the following key terms:

Dividends — The holders of Series A Preferred shall be entitled to receive, when, as, and if declared by the Board of Directors, such dividends as may be declared from time to time by the Board of Directors. No cash dividends shall be declared and/or paid with respect to common stock until all declared but unpaid dividends on the preferred stock have been paid in full. Additionally, in the event that the Company declares, pays or sets aside any dividends on shares of common stock, the holders of Series A Preferred participate in such dividends on an as-converted basis. No dividends had been declared through September 30, 2020.

Voting Rights — Holders of preferred stock have voting rights equal to the number of shares of common stock on a converted basis and have certain protective voting rights as a class.

Liquidation — In the event of any liquidation, dissolution, or winding up of the Company, either voluntary or involuntary, or any deemed liquidation event, each holder of Series A Preferred shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock by reason of their ownership thereof, in respect of each share of Series A Preferred owned by such holder, an amount per share equal to the greater of the following: (i) the sum of (A) $9.00, being the original purchase price for such share (as adjusted for any stock splits, stock dividends, reverse stock splits, stock combinations, and other similar capitalization changes) plus (B) any dividends declared but unpaid thereon or (ii) such amount per share of Series A Preferred as would have been payable had all shares of Series A Preferred been converted into common stock immediately prior to such liquidation, dissolution or deemed liquidation event.

Conversion Rights — The Series A Preferred is convertible at any time at the option of the holder into shares of common stock at a conversion price equal to $9.00 per share. Upon an event specified by vote or consent by the requisite holders or upon a public offering meeting the criteria specified in the certificate, the shares of Series A Preferred will be automatically converted into shares of common stock. The conversion price is subject to adjustment for certain events, including traditional dilutive events as well as weighted average down-round protection.

Redemption — Upon the occurrence of a deemed liquidation event which does not result in the dissolution of the Company, as defined in the Company’s articles of incorporation, the Series A Preferred may be redeemed at the greater of (i) the original issuance price plus any declared but unpaid dividends and (ii) the estimated fair value of the Company’s common stock into which the Series A Preferred would convert into immediately prior to redemption. The Company classifies Series A Preferred as temporary equity in the accompanying balance sheets as certain deemed liquidation events are outside the Company’s control.

Future Tranche Right Feature — In connection with the Company’s initial offering of its Series A Preferred in 2015, a future milestone closing provision (the Future Milestone) was included requiring the Company to sell, on the same terms and conditions as the initial offering, an aggregate of $3.5 million of additional Series A Preferred upon achievement of certain development and strategic milestones, as defined in the purchase agreement and at $9.00 per share, or 388,888 shares of Series A Preferred. The Future Milestone was not achieved as of September 30, 2020, and the Company’s obligations to sell the shares terminated upon completion of the Company’s IPO.

The Company determined that the Future Tranche Right did not meet the definition of a freestanding financial instrument as it was not legally detachable. The Future Tranche Right was also evaluated as an embedded derivative and the Company determined it did not meet the definition of a derivative instrument for which bifurcation would be required.

As discussed in Note 1, all of the Company’s outstanding Series A Preferred converted into 5,670,184 shares of common stock upon the closing of the IPO on October 6, 2020.

Common stock

The holders of common stock are entitled to one vote for each share of common stock. Subject to the approval of the majority of Series A Preferred stockholders, and payment in full of all preferential dividends to which the holders of the Series A Preferred are entitled, the holders of common stock shall be entitled to receive dividends out of funds legally available. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, after the payment or provision for payment of all debts and liabilities of the Company and all preferential amounts to which the holders of Series A Preferred are entitled with respect to the distribution of assets in liquidation, the holders of common stock shall be entitled to share ratably in the remaining assets of the Company available for distribution.

At September 30, 2020, the Company had reserved 10,146,643 shares of common stock for conversion of Series A Preferred and warrants and exercise of stock options.

11. Warrants to acquire shares of Series A convertible preferred stock

Liability-classified warrants consist of 1,035,196 warrants to acquire shares of Series A convertible preferred stock issued in connection with the June 2020 sale of the Company’s Series A convertible preferred stock. These warrants are liability-classified as the underlying Series A convertible preferred stock is contingently redeemable and outside of the Company’s control. The warrants become exercisable for shares of the Company’s common stock upon completion of an IPO.

The fair value of the warrants was estimated using a Black-Scholes pricing model with the following inputs:

	June 2, 2020	September 30, 2020
Volatility rate	79.0%	81.9%
Risk-free interest rate	0.2%	0.2%
Expected term (in years)	3.0	2.7
Strike price (per share)	$9.00	$9.00
Fair value of Series A convertible preferred stock	$4.44	$12.00

12. Share-based compensation

In July 2008, the board of directors adopted the 2008 Equity Incentive Plan (the “2008 Plan”) which provided for the grant of qualified incentive stock options and nonqualified stock options, restricted stock or other awards to the Company’s employees, officers, directors, advisors, and outside consultants for the issuance or purchase of shares of the Company’s common stock. The 2008 Plan was replaced in July 2018 with the Immunome, Inc. 2018 Equity Incentive Plan (the 2018 Plan and collectively with the 2008 Plan, the Plans). At the time that the 2008 Plan was terminated, there were 388,748 shares of the Company’s common stock available for grant that were transferred to the 2018 Plan. Any additional shares that become available for grant under the 2008 Plan after June 18, 2018 are automatically transferred to and made available for grant under the 2018 Plan. On September 24, 2020, the Plans were terminated and replaced with the 2020 Equity Incentive Plan (the 2020 Plan). The remaining 298,277 shares available for grant under the Plans will be available for issuance under the 2020 Plan and an additional 1,701,723 shares were authorized under the 2020 Plan.

The Company also adopted the 2020 Employee Stock Purchase Plan (the “ESPP Plan”) on September 18, 2020 which provides for the grant of purchase rights to purchase shares of the Company’s common stock to eligible employees, as defined by the ESPP Plan. The maximum number of shares of common stock that may be issued under the ESPP Plan will not exceed 125,000 shares of common stock, plus the number of shares of common stock that are automatically added on January 1st of each calendar year for a period of up to ten years, commencing on the first January 1 following the year in which an IPO occurs and ending on, and including, January 1, 2030, in an amount equal to the lesser of (i) 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, and (ii) 1,000,000 shares of common stock. No awards have been granted under the ESPP Plan as of September 30, 2020.

The 2020 Plan and the ESPP Plan are administered by the board of directors. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors. Stock options awarded under the Plans generally expire 10 years after the grant date unless the board of directors sets a shorter term. Vesting periods for awards under the Plans and the 2020 Plan are determined at the discretion of the board of directors. Incentive stock options and non-statutory stock options granted to employees, officers, members of the board of directors and consultants of the Company typically vest over two to four years. Certain options provide for accelerated vesting if there is a change in control, as defined in the Plans and the 2020 Plan.

Share-based compensation expense recorded as research and development and general and administrative expenses in the condensed statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands)	2020	2019	2020	2019
General and administrative	$78	$1	$208	$5
Research and development	39	—	94	6
	$117	$1	$302	$11

Unrecognized compensation cost related to unvested options was $1.5 million as of September 30, 2020 and will be recognized over an estimated weighted average period of 2.82 years.

Stock options

The weighted average assumptions used in the Black-Scholes option-pricing model for stock options granted were:

	Nine Months Ended September 30,
	2020	2019
Expected volatility	82.2%	74.3%
Risk-free interest rate	0.6%	2.5%
Expected life (in years)	6.01	5.30
Expected dividend yield	—	—
Fair value of common stock	$1.95	$0.38

A summary of option activity during the nine months ended September 30, 2020 is as follows:

			Weighted
		Weighted	average
		average	remaining
	Number of	exercise price	contractual
	shares	per share	term (years)
Outstanding at January 1, 2020	583,622	$0.47	6.30
Granted	760,698	$1.33
Forfeited	(2,707)	$0.50
Exercised	(25,346)	$0.47
Outstanding at September 30, 2020	1,316,267	$0.97	7.62
Exercisable at September 30, 2020	468,172	$0.75	6.40
Vested or expected to vest at September 30, 2020	1,316,267	$0.97	7.62

The weighted-average grant date fair value per share of stock options granted during the nine months ended September 30, 2020 and 2019 was $0.87 and $0.24, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2020 was $0.3 million. The aggregate intrinsic value of stock options outstanding at September 30, 2020 is $14.5 million.

In August 2020, the Company granted a total of 92,169 stock options to two of its officers, which option awards included both performance-based and service-based vesting conditions. These option awards were subsequently modified in September 2020 to eliminate the performance-based criteria. As a result of the modification, only service-based vesting conditions remained. All other terms and conditions of these option awards remain unchanged. Since the performance condition was not considered probable of being achieved prior to the modification, no share-based compensation expense was recorded prior to the modification. At the time of the modification, the fair value of these options awards was recalculated at $8.69 per option, and the resulting share-based compensation expense of $0.8 million will be recognized ratably over the requisite service period to the Company.

13. Related party transactions

License agreements

The Company has entered into license agreements with certain stockholders of the Company. Expenses with these related parties were de minimis and $0.1 million for the three months ended September 30, 2020 and 2019, respectively, and de minimis and $0.2 million for the nine months ended September 30, 2020 and 2019, respectively. There were no amounts owed to these related parties as of September 30, 2020 and December 31, 2019.

Convertible promissory notes

During the nine months ended September 30, 2019, the Company received $6.8 million upon issuing convertible promissory notes, of which $3.8 million was from several of its existing preferred stock investors. All of the convertible promissory notes were converted into shares of Series A Preferred (see Note 6).

Broadband services agreement

During November 2015, the Company entered into a Master Services Agreement (MSA) with BCM Advisory Partners LLC, Broadband Capital Partners LLC and Broadband Advisory (collectively, Broadband) pursuant to which Broadband agreed to provide corporate finance, strategic planning, and management services to the Company. The Company issued shares of common stock to Broadband and, starting May 1, 2016, is required to pay Broadband a cash fee of $20,000 per month for Broadband’s advisory services. The Company recorded $0.1 million and $0.1 million during the three months ended September 30, 2020 and 2019, respectively, and $0.2 million and $0.2 million during the nine months ended September 30, 2020 and 2019, respectively, related to the Broadband MSA which is included in general and administrative expenses in the statements of operations.

14. Subsequent events

On October 6, 2020, the Company closed its IPO in which the Company issued and sold 3,250,000 shares of its common stock at a public offering price of $12.00 per share. On October 13, 2020, the underwriters exercised their option to purchase an additional 487,500 shares of the Company’s common stock at a purchase price of $12.00 per share. The Company received net proceeds of $41.7 million after deducting underwriting discounts and commissions of $3.1 million but before deducting other offering expenses. The Company’s common stock is listed on the Nasdaq Capital Market under the trading symbol “IMNM.” In addition, upon the closing of the IPO on October 6, 2020, (i) all of the Company’s outstanding shares of convertible preferred stock converted into 5,670,184 shares of common stock and (ii) all of the Company’s outstanding warrants to purchase convertible preferred stock converted into warrants to purchase common stock. On October 6, 2020, the Company filed an amended and restated certificate of incorporation to, among other things, increase the number of shares of common stock, $0.0001 par value per share, authorized for issuance to 200,000,000 and authorize the Company’s board of directors to issue up to 10,000,000 shares of “blank check” preferred stock, $0.0001 par value per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations, as well as other sections in this Quarterly Report on Form 10-Q, should be read in conjunction with our unaudited interim financial statements and related notes thereto included elsewhere herein. In addition to historical financial information, some of the information contained in the following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts, including statements regarding our future results of operations and financial position, business strategy, current and prospective products, product approvals, research and development costs, current and prospective collaborations, timing and likelihood of success, plans and objectives of management for future operations and future results of current and anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our initial public offering (IPO) prospectus filed with the Securities and Exchange Commission (SEC) on October 5, 2020. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for us to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Overview

Since our inception in 2006, we have devoted substantially all of our resources to research and development, raising capital, building our management team and building our intellectual property portfolio. To date, we have financed our operations primarily through the sale of our Series A convertible preferred stock and warrants and convertible promissory notes. Through September 30, 2020, we have raised an aggregate of $50.4 million from the sale of our Series A convertible preferred stock and warrants and convertible promissory notes and in April 2020, we received $0.5 million in cash pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act implemented by the U.S. Small Business Administration.

On October 6, 2020, we closed our initial public offering (“IPO”) in which we issued and sold 3,250,000 shares of our common stock at a public offering price of $12.00 per share. On October 13, 2020, the underwriters exercised their option to purchase an additional 487,500 shares of our common stock at a purchase price of $12.00 per share. We received net proceeds of $41.7 million after deducting underwriting discounts and commissions of $3.1 million but before deducting other offering expenses. Our common stock is listed on the Nasdaq Capital Market under the trading symbol “IMNM.” In addition, upon the closing of the IPO on October 6, 2020, (i) all of our outstanding shares of convertible preferred stock converted into 5,670,184 shares of common stock and (ii) all of our outstanding warrants to purchase convertible preferred stock converted into warrants to purchase common stock. On October 6, 2020, we filed an amended and restated certificate of incorporation to, among other things, increase the number of shares of common stock, $0.0001 par value per share, authorized for issuance to 200,000,000 and authorize our board of directors to issue up to 10,000,000 shares of “blank check” preferred stock, $0.0001 par value per share.

We are a development stage company, and all of our programs are at a preclinical stage of development. To date, we have not generated any revenue from product sales and do not expect to generate revenue from the sale of products for the foreseeable future. Since inception we have incurred significant operating losses. Our net losses for the three months ended September 30, 2020 and 2019 were $8.4 million and $2.7 million, respectively. Our net losses for the nine months ended September 30, 2020 and 2019 were $13.8 million and $7.5 million, respectively.

As of September 30, 2020, we had a cash balance of $6.7 million, and we received $38.9 million in net proceeds from the IPO in October 2020. We expect to continue to incur losses for the foreseeable future. We expect to continue to incur significant expenses and increasing operating losses in connection with ongoing development activities related to our portfolio of programs as we continue our preclinical development of product candidates; advance these product candidates toward clinical development; further develop our product candidates; perform research activities as we seek to discover and develop additional product candidates; carry out maintenance, expansion enforcement, defense, and protection of our intellectual property portfolio; and hire research and development, clinical and commercial personnel. If we cannot obtain the necessary funding, we will need to delay, scale back or eliminate some or all of our research and development programs or enter into collaborations with third parties to commercialize potential products or technologies that we might otherwise seek to develop or commercialize independently; consider other various strategic alternatives, including a merger or sale of the Company; or cease operations. If we engage in collaborations, we may receive lower consideration upon commercialization of such products than if we had not entered into such arrangements or if we entered into such arrangements at later stages in the product development process. Our ability to continue as a going concern is dependent on our ability to raise capital to fund our future business plans. Additionally, volatility in the capital markets and general economic conditions in the United States may be a significant obstacle to raising the required funds. In addition, after the closing of the IPO we expect to incur additional costs associated with operating as a public company.

We expect to continue to incur significant expenses and increasing operating losses in connection with ongoing development activities, particularly if and as we:

●	engage in preclinical studies and clinical trials for our future product candidates;
●	advance the development of our future pipeline;
●	continue research activities;
●	obtain, maintain, expand and protect our intellectual property portfolio;
●	hire additional research and development, clinical and commercial personnel;
●	pursue regulatory approvals for our product candidates;
●	scale up our clinical and regulatory capabilities; and
●	add operational, financial and management information systems and personnel, including personnel to support our research and development programs, and any future commercialization efforts.

Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

As a result of these anticipated expenditures, we will need substantial additional financing to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of any purchaser will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We expect that our cash as of September 30, 2020 and the proceeds from our IPO will be sufficient to fund our operations into the first quarter of 2022. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner than we currently expect. See “— Liquidity and capital resources.” Due to the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease, or COVID-19, emerged in Wuhan, Hubei Province, China. As of September 2020, COVID-19 spread to Europe, the United States and many other countries, and has been declared a pandemic by the World Health Organization. Efforts to contain the spread of COVID-19 have intensified and the United States, including in Pennsylvania where our headquarters are located, Europe and Asia have implemented severe travel restrictions, social distancing requirements and stay-at-home orders, among other restrictions, which, in some cases, have had the effect of delaying the commencement or continuation of various non-COVID-19-related clinical trials throughout the world. As a result, the COVID-19 pandemic has caused significant disruptions to the U.S., regional and global economies and has contributed to significant volatility and negative pressure in financial markets.

We have been carefully monitoring the COVID-19 pandemic and its potential impact on our business and have taken important steps to help ensure the safety of our employees and their families and to reduce the spread of COVID-19. We have established a work-from-home policy for all employees, other than those performing or supporting business-critical operations, such as certain members of our laboratory and facilities staff. For those employees, we have implemented stringent safety measures designed to comply with applicable federal, state and local guidelines instituted in response to the COVID-19 pandemic. We have taken these precautionary steps while maintaining business continuity so that we can continue to progress our programs. The effect of the COVID-19 pandemic on our development timelines and its effect on our preclinical research and development is uncertain.

While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The future impact of the COVID-19 pandemic on our industry, the healthcare system and our current and future operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

Components of our results of operations

Research and development expenses

Research and development expenses consist of costs incurred in performing research and development activities, which include:

●	personnel-related expenses, including salaries, bonuses, benefits and share-based compensation for employees engaged in research and development functions;
●	expenses incurred in connection with the discovery and preclinical development of our discovery programs, including under agreements with third parties, such as consultants, contractors and contract research organizations;
●	the cost of developing and validating our manufacturing process for use in our preclinical studies and potential future clinical trials;
●	laboratory supplies and research materials; and
●	facilities, depreciation and amortization and other expenses which include direct and allocated expenses.

We expense research and development costs as incurred. Advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the benefits are consumed.

In the early phases of development, our research and development costs are often devoted to product platform and proof-of-concept studies that are not necessarily allocable to a specific target, and therefore, we have not yet begun tracking our expenses on a program-by-program basis.

Research and development activities are central to our business model. We expect that our research and development expenses will increase substantially in connection with our planned preclinical and future clinical development activities.

In July 2020, we entered into an Other Transaction Authority for Prototype Agreement (the “OTA Agreement”) with the DoD to fund our efforts in developing Biosynthetic Convalescent Plasma (“BCP”) to treat COVID-19. In connection with the OTA Agreement, we record contra-research and development expenses in the same period the underlying expenses are incurred.

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs, including share-based compensation for personnel in our executive, business development, and administrative functions. General and administrative expenses also include legal fees relating to intellectual property and corporate matters, professional fees for accounting, auditing, tax and consulting services, insurance costs, travel, direct and allocated facility related expenses and other operating costs.

We anticipate that our general and administrative expenses will increase in the future to support increased research and development activities. We also expect to incur increased costs associated with being a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with Nasdaq and SEC requirements, director and officer insurance costs and investor and public relations costs.

Change in fair value of warrant liability

Prior to our initial public offering, our outstanding warrants to purchase shares of our convertible preferred stock were classified as liabilities, recorded at fair value and were subject to remeasurement at each balance sheet date until they were exercised, expired or were otherwise settled. The change in fair value of our preferred stock warrant liability reflects a non-cash charge primarily driven by changes in the fair value of our underlying Series A preferred stock. All outstanding warrants to purchase shares of our preferred stock were converted into warrants to purchase shares of our common stock upon consummation of our IPO.

Interest expense, net

Interest expense, net consists of interest expense related to our capital lease obligations, equipment loans payable and long-term debt, offset by interest income earned on our cash.

Results of operations

Comparison of the three months ended September 30, 2019 and 2020

	Three Months Ended September 30,
	2020	2019	Change

	(in thousands)
Operating expenses:
Research and development	$1,644	$2,234	$(590)
General and administrative	1,174	486	688
Total operating expenses	2,818	2,720	98
Loss from operations	(2,818)	(2,720)	(98)
Other expenses:
Change in fair value of warrant liability	(5,549)	—	(5,549)
Interest expense, net	(10)	(17)	7
Total other expenses	(5,559)	(17)	(5,542)
Net loss	$(8,377)	$(2,737)	$(5,640)

Research and development expenses

Research and development expenses were $1.6 million and $2.2 million for the three months ended September 30, 2020 and 2019, respectively. Research and development expenses shown reflect the recognition of contra-research and development expenses related to the OTA Agreement with the DoD in the amount of $0.6 million for the three months ended September 30, 2020. Excluding the effect of the OTA Agreement, the slight increase in research and development expenses for the three months ended September 30, 2020 was primarily the result of an increase of $0.1 million in personnel-related costs due to an increase in headcount and stock-based compensation and an increase of $0.1 million in facility related costs, including depreciation and amortization, related to our leased facility and equipment, offset by a decrease of $0.2 million in outsourced services as the Company’s research and development activities were limited as a result of a decrease in available cash and the COVID-19 pandemic.

Research and development expenses are expected to increase in the future as we continue our current research programs, initiate new research programs, continue our preclinical development of product candidates and conduct future clinical trials for any of our product candidates.

General and administrative expenses

General and administrative expenses increased by $0.7 million to $1.2 million for the three months ended September 30, 2020 from $0.5 million for the three months ended September 30, 2019. The increase was primarily a result of a $0.2 million increase in personnel-related costs due to an increase in headcount and stock-based compensation and $0.5 million increase in professional fees and consulting services for legal, recruiting and to supplement our internal workforce.

Change in fair value of warrant liability

For the three months ended September 30, 2020, we recognized a non-cash charge of $5.5 million due to the change in the fair value of the convertible preferred stock warrant liability. The warrants were not outstanding prior to 2020.

Interest expense, net

Interest expense, net consists of interest expense related to our capital lease obligations, equipment loan payables and long-term debt, offset by interest income related to our cash.

Comparison of the nine months ended September 30, 2019 and 2020

	Nine Months Ended September 30,
	2020	2019	Change

	(in thousands)
Operating expenses:
Research and development	$5,651	$6,391	$(740)
General and administrative	2,537	1,069	1,468
Total operating expenses	8,188	7,460	728
Loss from operations	(8,188)	(7,460)	(728)
Other expenses:
Change in fair value of warrant liability	(5,549)	—	(5,549)
Interest expense, net	(27)	(62)	35
Total other expenses	(5,576)	(62)	(5,514)
Net loss	$(13,764)	$(7,522)	$(6,242)

Research and development expenses

Research and development expenses decreased by $0.7 million to $5.7 million for the nine months ended September 30, 2020 from $6.4 million for the nine months ended September 30, 2019. Research and development expenses shown reflect the recognition of contra-research and development expenses related to the OTA Agreement with the DoD in the amount of $0.6 million for the nine months ended September 30, 2020. Excluding the effect of the OTA Agreement, the decrease in research and development expense was due to decreases of $0.5 million in outsourced services as the Company’s research and development activities were limited as a result of a decrease in available cash and the COVID-19 pandemic. This decrease was primarily offset by an increase of $0.2 million in personnel-related costs due to an increase in headcount and stock-based compensation and an increase of $0.2 million in facility related costs, including depreciation and amortization, related to our leased facility and equipment.

Research and development expenses are expected to increase in the future as we continue our current research programs, initiate new research programs, continue our preclinical development of product candidates and conduct future clinical trials for any of our product candidates.

General and administrative expenses

General and administrative expenses increased by $1.5 million to $2.5 million for the nine months ended September 30, 2020 from $1.1 million for the nine months ended September 30, 2019. The increase was primarily a result of a $0.6 million increase in personnel-related costs due to an increase in headcount and stock-based compensation and $0.9 million increase in professional fees and consulting services for legal, recruiting and to supplement our internal workforce.

Change in fair value of warrant liability

For the nine months ended September 30, 2020, we recognized a non-cash charge of $5.5 million due to the change in the fair value of the convertible preferred stock warrant liability. The warrants were not outstanding prior to 2020.

Interest expense, net

Interest expense, net consists of interest expense related to our capital lease obligations, equipment loan payables and long-term debt, offset by interest income related to our cash.

Liquidity and capital resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and, if successful, the clinical development of our programs. To date, we have funded our operations primarily with proceeds from the sales of common stock, preferred stock and warrants and convertible promissory notes. Through September 30, 2020, we raised an aggregate of $50.4 million in gross proceeds from sales of our Series A convertible preferred stock and warrants and issuance of convertible promissory notes and in April 2020, we received $0.5 million in cash from the PPP. In October 2020, we raised $44.9 million of gross proceeds from sales of our common stock in connection with our IPO.

As of September 30, 2020, we had $6.7 million in cash, and in October 2020, we received $41.7 million in proceeds from our IPO after deducting underwriting commissions but before deducting other offering expenses. We will need to raise additional capital before we exhaust our current cash in order to continue to fund our research and development, including our plans for clinical and preclinical trials and new product development, as well as to fund operations generally. As and if necessary, we will seek to raise additional funds through various potential sources, such as equity and debt financings or through corporate collaboration and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. We expect that our cash as of September 30, 2020 and proceeds from our IPO will be sufficient to fund our operations into the first quarter of 2022.

Cash flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019

	(in thousands)
Cash used in operating activities	$(6,072)	$(7,021)
Cash used in investing activities	(540)	(166)
Cash provided by financing activities	10,813	6,345
Net increase (decrease) in cash and restricted cash	$4,201	$(842)

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2020 was $6.1 million, consisting primarily of our net loss of $13.8 million and increases in accounts receivable of $0.3 million offset by noncash charges of depreciation and amortization expense $0.5 million, share-based compensation expense of $0.3 million and change in fair value of warrant liability of $5.5 million and increases in prepaid expenses and deferred IPO costs and other assets of $0.2 million, accounts payable and accrued expenses and other liabilities of $1.5 million due to our growth in expenditures.

Net cash used in operating activities for the nine months ended September 30, 2019 was $7.0 million, consisting primarily of our net loss of $7.5 million and increases in prepaid expenses and deferred IPO costs and other assets of $0.3 million, offset by noncash charges of depreciation and amortization expense of $0.5 million and an increase in accounts payable of $0.3 million due to our growth in expenditures.

Investing activities

During the nine months ended September 30, 2020 and 2019, we used $0.5 million and $0.2 million, respectively, for the purchase of property and equipment.

Financing activities

During the nine months ended September 30, 2020, financing activities provided $11.0 million from the sale of our Series A convertible preferred stock and warrants and $0.5 million from the PPP loan, offset by $0.4 million for payments related to our capital lease obligations and equipment loan payables, $27,000 for the payment of issuance costs related to the sale of Series A convertible preferred stock and warrants and $0.3 million for the payment of IPO costs.

During the nine months ended September 30, 2019, financing activities provided $6.8 million from the sale of our convertible promissory notes, offset by $0.5 million for payments related to our capital lease obligations and equipment loan payables.

Funding requirements

Our operating expenses are expected to increase substantially as we continue to advance our portfolio of programs.

Specifically, our expenses will increase if and as we:

●	further develop our discovery platform, the Immunome Discovery Engine;
●	continue our current research programs and our preclinical development of product candidates from our current research programs;
●	seek to identify additional research programs and additional product candidates;
●	initiate preclinical testing and clinical trials for any product candidates we identify and develop;
●	maintain, expand, enforce, defend, and protect our intellectual property portfolio and provide reimbursement of third-party expenses related to our patent portfolio;
●	seek marketing approvals for any of our product candidates that successfully complete clinical trials;
●	ultimately establish a sales, marketing, and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;
●	hire additional personnel including research and development, clinical and commercial personnel;
●	add operational, financial, and management information systems and personnel, including personnel to support our product development;
●	acquire or in-license products, intellectual property, and technologies; and
●	operate as a public company.

We expect that our existing cash, together with net proceeds from the IPO, will enable us to fund our current and planned operating expenses and capital expenditures into the first quarter of 2022. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner that we currently expect. Because of the numerous risks and uncertainties associated with the development our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

Our future funding requirements will depend on many factors including:

●	the costs of continuing to develop our Immunome Discovery Engine;
●	the costs of acquiring licenses for the expansion of product development;
●	the scope, progress, results, and costs of discovery, preclinical development, laboratory testing, manufacturing and clinical trials for the product candidates we may develop;

●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;
●	the costs, timing, and outcome of regulatory review of the product candidates we may develop;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, distribution, coverage and reimbursement for any product candidates for which we receive regulatory approval;
●	the success of our license agreements and our collaborations;
●	our ability to establish and maintain additional collaborations on favorable terms, if at all;
●	the achievement of milestones or occurrence of other developments that trigger payments under any additional collaboration agreements we obtain;
●	the extent to which we acquire or in-license products, intellectual property, and technologies; and
●	the costs of operating as a public company.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of any purchaser will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We can give no assurance that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional funding will be sufficient to meet our needs. These conditions, among others, raise substantial doubt about our ability to continue as a going concern.

Critical accounting policies and use of estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our audited financial statements appearing in our IPO prospectus filed with the SEC on October 5, 2020, we believe that the following accounting policies are the most critical to the judgments and estimates used in the preparation of our financial statements.

Government contract funding

The Company accounts for amounts received under its U.S. Department of Defense expense reimbursement contract as a contra-research and development expenses in the condensed statements of operations.

Share-based compensation

We recognize the grant-date fair value of share-based awards issued as compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period of the award. The fair value of stock options is estimated at the time of grant using the Black-Scholes option pricing model, which requires the use of inputs and assumptions such as the estimated fair value of the underlying common stock, exercise price of the option, expected term, risk-free interest rate, expected volatility and dividend yield, the most critical of which is the estimated fair value of our common stock.

The inputs and assumptions used to estimate the fair value of share-based payment awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different inputs and assumptions, our share-based compensation expense could be materially different for future awards.

Prior to May 2020, in valuing our common and preferred stock, we determined the equity value of our business by using a net asset approach. The net asset approach is predicated on the assumption that a prudent buyer would pay no more than it would cost to purchase the assets (tangible and intangible) of a company at current market prices. This approach requires estimating the individual market values of our assets and liabilities to derive an adjusted enterprise value. The enterprise values determined by the net asset approach were then allocated to our common stock using the Option Pricing Method (“OPM”).

The OPM treats common stock and preferred stock as call options on a company’s enterprise value, with exercise prices based on the liquidation preferences of the preferred stock. Therefore, the common stock has value only if the funds available for distribution to the stockholders exceed the value of the liquidation preference at the time of an assumed liquidity event such as a merger, sale or initial public offering. The common stock is modeled as a call option with a claim on the enterprise at an exercise price equal to the remaining value immediately after the preferred stock is liquidated. The OPM uses the Black-Scholes option-pricing model to determine the price of the call option. The OPM is appropriate to use when the range of possible future outcomes is so difficult to predict that forecasts would be highly speculative.

From May 2020 through September 30, 2020, we used the probability-weighted expected return method to determine the value of our common stock. Under the probability-weighted expected return method, the value of an enterprise’s common stock is estimated based upon an analysis of future values assuming various possible future liquidity events, such as an initial public offering, a strategic sale or merger and remaining a private enterprise without a liquidity event. The fair market value of the stock is based upon the probability-weighted present value of expected future net cash flows as a result of distributions to stockholders considering each of the possible future events, as well as the rights and preferences of each class of stock.

Given the absence of a public trading market for our capital stock, our board of directors exercised reasonable judgment and considered a number of subjective factors to determine the best estimate of the fair value of our common stock, including:

●	our business, financial condition and results of operations, including related industry trends affecting our operations;
●	the likelihood of achieving a liquidity event, such as an initial public offering or the sale of the Company, given prevailing market conditions;

●	the lack of marketability of our preferred and common stock;
●	the market performance of comparable publicly traded companies; and
●	United States and global economic and capital market conditions and outlook.

Upon completion of our IPO on October 6, 2020, it will not be necessary to use estimates to determine the fair value of the common stock. In addition, as all of our preferred stock and warrants were converted into common stock, we no longer need to estimate the fair value of preferred stock or warrants.

Warrant liability

The Company issued warrants to purchase shares of Series A convertible preferred stock in connection with the June 2020 Series A convertible preferred stock sale. The warrants were classified as a liability on the condensed balance sheet at September 30, 2020 as the underlying Series A convertible preferred stock is contingently redeemable and outside of the Company’s control (see Note 11, Warrants to acquire shares of Series A convertible preferred stock). The fair value of the warrants on the date of issuance was recorded as a reduction of the carrying value of the Series A convertible preferred stock and as a long-term liability in the condensed balance sheet. The warrants are subsequently remeasured to fair value at each balance sheet date. Changes in the fair values of the warrants are recognized as other income or expense in the statements of operations. The change in fair value of the warrants during the three and nine months ended September 30, 2020 was $5.5 million.

The Company used the Black Scholes option pricing model, which incorporated assumptions and estimates, to value the Series A convertible preferred stock warrants. Estimates and assumptions impacting the fair value measurement of the warrants included the fair value per share of the underlying Series A convertible preferred stock, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying Series A convertible preferred stock. The Company historically determined the fair value per share of the underlying Series A convertible preferred stock by taking into consideration the most recent sales of its Series A convertible preferred stock, results obtained from third party valuations and additional factors that were deemed relevant. As of September 30, 2020, the Company utilized the $12.00 per share IPO price to value the Series A convertible preferred stock warrants. The Company historically had been a private company and lacked company specific historical and implied volatility information of its stock. Therefore, it estimated the expected stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrants at the time. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. Expected dividend yield was determined based on the fact that the Company had never paid cash dividends and did not expect to pay any cash dividends in the foreseeable future.

Recently issued accounting standards

There are currently no recently issued accounting standards which management expects will impact the Company’s financial position, operations or cash flows.

JOBS Act

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies, including reduced disclosure about our executive compensation arrangements, exemption from the requirements to hold non-binding advisory votes on executive compensation and golden parachute payments and exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We may take advantage of these exemptions until the last day of the fiscal year following the fifth anniversary of this offering or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company earlier if we have more than $1.07 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates (and we have been a public company for at least 12 months and have filed one annual report on Form 10-K) or we issue more than $1.0 billion of non-convertible debt securities over a three-year period. For so long as we remain an emerging growth company, we are permitted, and intend, to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. We may choose to take advantage of some, but not all, of the available exemptions.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company. Therefore, the reported results of operations contained in our financial statements may not be directly comparable to those of other public companies.

Off-balance sheet arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information under this item is not required to be provided by smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), refers to controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2020.

As a result of becoming a public company, we will be required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ended December 31, 2020. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. SEC rules define a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be detected or prevented on a timely basis.

Previously Identified Material Weaknesses and Plans to Remediate

Prior to October 1, 2020, we were a private company with limited accounting personnel and other resources with which to address our internal control over financial reporting. As of September 30, 2020, there were three material weaknesses, identified during the audits of our financial statements for the fiscal years ended December 31, 2018 and 2019 and disclosed in our Registration Statement on Form S-1, in the design of our internal control over financial reporting which had not yet been remediated. These material weaknesses relate to the lack of review of journal entries, lack of timely and effective review of financial statement account reconciliations and the lack of maintaining a sufficient complement of personnel commensurate with the accounting and financial reporting requirements of a public company.

We have taken steps to begin to remediate the material weaknesses described above. During the third quarter of 2020, and as part of the quarterly close process resulting in the financial statements included in this Quarterly Report on Form 10-Q, we began implementing controls over the review process for journal entries and the timely and effective review of financial statement account reconciliations. We also hired a full-time Chief Financial Officer who has over 35 years of accounting and finance experience, and subsequent to the end of the quarter, we also hired a full-time Corporate Controller who has over 20 years of accounting and finance experience. In addition, we engaged a team of consultants with the requisite knowledge of accounting and financial reporting requirements to supplement our existing management team. In connection with the ongoing implementation of our plans to remediate, we continue to evaluate and further develop our existing internal controls over financial reporting, which may include the addition of new personnel, including one or more employees in our accounting and finance group, and the engagement of additional consultants. Any action we have taken or may take to remediate the above material weaknesses is subject to continued management review supported by testing, as well as oversight by the audit committee of our board of directors. We cannot assure that material weaknesses or significant deficiencies will not occur in the future or that we will be able to remediate such weaknesses or deficiencies in a timely manner, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows.

Inherent Limitations on Effectiveness of Controls and Procedures

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are achieved. Further, the design of a control system must be balanced against resource constraints, and therefore, the benefits of controls must be considered relative to their costs. Given the inherent limitations in all systems of controls, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies and procedures may deteriorate. Accordingly, given the inherent limitations in a cost-effective system of controls, financial statement misstatements due to error or fraud may occur and may not be detected. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance of achieving their objectives. We conduct periodic evaluations of our system of controls to enhance, where necessary, our control policies and procedures.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2020, except for the remediation activities described above, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business.

Item 1A. Risk Factors

You should carefully consider the information described in the “Risks Factors” section of our IPO prospectus filed with the SEC on October 5, 2020. There have been no material changes to the risk factors described therein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Issuances of unregistered securities

On August 4, 2020, pursuant to our 2018 Equity Incentive Plan (the “2018 Plan”), we granted options to purchase 301,647 shares of our common stock at an exercise price of $2.40 per share to 4 employees and 23,332 shares of our common stock at an exercise price of $2.40 per share to 3 consultants (one of whom is also a member of our board of directors).

During fiscal quarter ended September 30, 2020, we issued an aggregate of 12,224 shares of common stock upon the exercise of previously issued stock options, for aggregate consideration of $7,558.

No underwriters were involved in the foregoing issuances of securities. The issuances of stock options and the shares of our common stock issued upon the exercise of the options were issued pursuant to written compensatory plans or arrangements with our employees, directors, and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, or pursuant to Section 4(a)(2) under the Securities Act, relating to transactions by an issuer not involving any public offering. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

Use of Proceeds

Our IPO was effected through a Registration Statement on Form S-1 (File No. 333-248687) that was declared effective by the SEC on October 1, 2020. On October 6, 2020, 3,250,000 shares of our common stock were issued and sold at a public offering price of $12.00 per share, for aggregate gross proceeds of $39.0 million. As of the date of filing this report, the offering has terminated, and all of the securities registered pursuant to the offering were sold prior to termination. Ladenburg Thalmann & Co., Inc. and Chardan Capital Markets, LLC acted as joint book-running managers.

On October 6, 2020, we received proceeds from the IPO of $36.3 million, which was net of underwriting discounts and commissions of $2.7 million. In connection with our IPO, we incurred offering expenses of $2.8 million, of which $0.3 million was paid prior to the closing of the transaction. The balance of the funds totalling $33.8 million shall be used in a manner consistent with the use of proceeds from the IPO as described in our IPO prospectus under the caption “Use of Proceeds,” which has not materially changed since the filing of our IPO prospectus with the SEC on October 5, 2020.

The foregoing offering expenses are a reasonable estimate of the expenses incurred by us in the offering and do not represent an exact amount of expenses incurred. All of the foregoing expenses were direct or indirect payments to persons other than (i) our directors, officers and their associates, (ii) persons owning 10% or more of our common stock or (iii) our affiliates.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Immunome, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed October 6, 2020).

3.2	Amended and Restated Bylaws of Immunome, Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed October 6, 2020).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to our Registration Statement on Form S-1/A filed on September 24, 2020).

4.2

Amended and Restated Investors’ Rights Agreement by and among the registrant and certain of its stockholders, dated as of June 2, 2020 (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1 filed on September 9, 2020).

4.3	Form of 2020 Series A Preferred Stock Warrant (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-1 filed on September 9, 2020).

4.4	Form of Amendment to 2020 Series A Preferred Stock Warrants (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to our Registration Statement on Form S-1/A filed on September 24, 2020).

10.1	Form of Indemnity Agreement between the registrant and its directors and officers (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 filed on September 9, 2020).

10.2#	Amended and Restated 2008 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 filed on September 9, 2020).

10.3#

Form of Incentive Stock Option and Option Agreement for the Amended and Restated 2008 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 filed on September 9, 2020).

10.4#	Amended and Restated 2018 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 filed on September 9, 2020).

10.5#

Form of Incentive Stock Option and Option Agreement for the Amended and Restated 2018 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1 filed on September 9, 2020).

10.6#	2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to our Registration Statement on Form S-1/A filed on September 24, 2020).

10.7#

Forms of Stock Option Grant Notice, Option Agreement, RSU Award Grant Notice and Notice of Exercise for the 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to our Registration Statement on Form S-1/A filed on September 24, 2020).

10.8#	2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to our Registration Statement on Form S-1/A filed on September 24, 2020).

10.9#

Offer Letter Agreement by and between the registrant and Purnanand D. Sarma, dated as of May 30, 2019 (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 filed on September 9, 2020).

Exhibit No.	Description of Exhibit
10.10#

Amendment to Offer Letter Agreement by and between the registrant and Purnanand D. Sarma, dated as of August 5, 2020 (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1 filed on September 9, 2020).

10.11#

Amended and Restated Offer Letter Agreement by and between the registrant and Michael J. Morin, dated as of August 5, 2020 (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 filed on September 9, 2020).

10.12

Consulting Agreement by and between the registrant and Diane Marcou, dated as of May 1, 2020 (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1 filed on September 9, 2020).

10.13

Consulting Agreement by and between the registrant and Michael Lefenfeld, dated as of April 15, 2020 (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 filed on September 9, 2020).

10.14†

License Agreement by and between the registrant and Arrayjet Limited, dated June 28, 2019, as amended by the Amendment to the License Agreement dated July 10, 2020 (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 filed on September 9, 2020).

10.15†

Exclusive Patent License Agreement by and between the registrant and the Massachusetts Institute of Technology as licensing agent for Whitehead Institute for Biomedical Research, dated June 25, 2009, as amended by the First Amendment to the Exclusive Patent License Agreement dated December 17, 2009, by the Second Amendment to the Exclusive Patent License Agreement Dated March 21, 2013, by the Third Amendment to the Exclusive Patent License Agreement dated August 21, 2017 and by the Fourth Amendment to the Exclusive Patent License Agreement dated July 21, 2020 (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1 filed on September 9, 2020).

10.16†

Exclusive License Agreement by and between the registrant and Thomas Jefferson University, dated June 1, 2012, as amended by the First Amendment to License Agreement dated October 19, 2017 (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1 filed on September 9, 2020).

10.17*†	Second Amendment to License Agreement by and between the registrant and Thomas Jefferson University, dated July 28, 2020.

10.18†

Collaboration and License Agreement by and between the registrant and PH Pharma Co Ltd, dated October 15, 2019, as amended by the Amendment to the Collaboration and License Agreement dated August 13, 2020 (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1 filed on September 9, 2020).

10.19†

Other Transaction Authority for Prototype Agreement by and between the registrant and the Department of Defense, United States of America, dated July 3, 2020 (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1 filed on September 9, 2020).

10.20

Second Amended and Restated Management Services Agreement, by and among the registrant, BCM Advisory Partners LLC and Broadband Capital Partners LLC, dated as of January 17, 2017, as amended by the Amendment to Second Amended and Restated Management Services Agreement dated June 12, 2018, the Second Amendment to Second Amended and Restated Management Services Agreement dated March 3, 2020 and the Third Amendment to Second Amended and Restated Management Services Agreement dated August 4, 2020 (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1 filed on September 9, 2020).

Exhibit No.	Description of Exhibit
10.21

Series A Preferred Stock Purchase Agreement by and among the registrant and certain of its stockholders, dated as of November 18, 2015, as amended by the Amendment to Series A Preferred Stock Purchase Agreement dated December 14, 2015 (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1 filed on September 9, 2020).

10.22#

Offer Letter Agreement by and between the registrant and Richard F. Fitzgerald, dated September 18, 2020 (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to our Registration Statement on Form S-1/A filed on September 24, 2020).

10.23	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to our Registration Statement on Form S-1/A filed on September 24, 2020).

10.24

Amended and Restated Employment Agreement by and between the registrant and Purnanand D. Sarma, dated September 23, 2020 (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to our Registration Statement on Form S-1/A filed on September 24, 2020)

10.25

Amended and Restated Employment Agreement by and between the registrant and Michael J. Morin, dated September 23, 2020 (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to our Registration Statement on Form S-1/A filed on September 24, 2020)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive Data File (Form 10-Q for the Quarterly Period ended September 30, 2020 filed in XBRL). The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed." The instance document does not appear in the interactive file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive File (embedded within the Inline XBRL document).
*	Filed or furnished herewith.
#	Management contracts or compensatory plans or arrangements
†	Certain portions of this exhibit (indicated by asterisks) have been omitted because they are not material and would likely cause competitive harm to Immunome, Inc. if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNOME, INC.
(Registrant)

Date: November 16, 2020	By:	/s/ Purnanand D. Sarma
	Name:	Purnanand D. Sarma, Ph. D.
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2020	By:	/s/ Richard F. Fitzgerald
	Name:	Richard F. Fitzgerald
	Title:	Chief Financial Officer
(Principal Financial Officer)