Form 10-K
period 2020-12-31
Immunome Inc.
filed 2021-03-25
CIK 1472012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-39580

IMMUNOME, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0694340
(State of Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)

665 Stockton Drive, Suite 300, Exton, PA	19341
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (610) 321-3700

Securities registered pursuant to Section 12(b) of the Act:

Name Of Each Exchange
Title of Each Class	Trading Symbol(s)	On Which Registered
Common Stock, $0.0001 Par Value	IMNM	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically; every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.0405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2020, the last business day of the Registrant's most recently completed second fiscal quarter, there was no established public trading market for the Registrant's equity securities.

The number of outstanding shares of the Registrant’s Common Stock as of March 22, 2021 was 10,659,626.

Documents Incorporated by Reference

Specified portions of the Registrant’s definitive proxy statement to be filed in connection with the solicitation of proxies for its 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form-10K. The exhibit index is located on pages 129 to 131 of this filing.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (this “Annual Report”) that are not statements of historical or current facts, such as those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements discuss our business, operations and financial performance and conditions, as well as our plans, objectives and expectations for our business operations and financial performance and condition. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “positioned,” “potential,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology intended to identify statements about the future. In addition, statements that “we believe” or similar statements reflect our current beliefs and opinions on the relevant subject. These forward-looking statements, beliefs and opinions, all of which are subject to risks, uncertainties and assumptions about us, may include or otherwise be dependent on projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business.

The following important factors could affect our future results and other outcomes, and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

●	estimates regarding future results of operations, financial position, research and development costs, capital requirements and our needs for additional financing;
●	the status, timing and results of preclinical studies and future clinical trials;
●	our ability to develop and commercialize our product candidates;
●	our ability to obtain and maintain regulatory approvals to commence clinical trials and to commercialize our product candidates;
●	if regulatory approvals are obtained, our ability to enroll participants in clinical trials and the attainment of clinical trial results that would be supportive of regulatory approvals;
●	the occurrence of adverse safety events, restrictions on use or product liability claims with respect to the impact of competing products;
●	our ability to attract appropriate collaborators and to realize the benefits from license agreements and other collaborative arrangements;
●	the full extent to which the pandemic resulting from SARS-CoV-2 (the virus that has caused the COVID-19 pandemic) (“COVID 19”) will continue to impact our business, employees, collaborators, vendors, suppliers and other third parties;
●	any future developments around COVID-19 and the uncertainty of COVID-19, including new information that may emerge, changes in the rate of COVID-19 transmission and infection, changes in the level of restrictions imposed by governmental authorities and other actions taken to contain or treat COVID-19, as well as the economic impact on regional, national and international markets;
●	our ability to compete successfully with competitors who may be farther along in their development efforts or have more resources than we do in our highly competitive industry;
●	our ability to achieve and maintain adequate levels of coverage or reimbursement for our current and any future products we may seek to commercialize;
●	our ability to develop and implement our business model and strategic plans for our products, technologies and overall business;
●	our ability to attract and retain highly qualified personnel;
●	our ability to obtain additional capital to finance our ongoing and planned operations;
●	the performance of third party collaborators and vendors under their contracts with the Company;
●	regulatory developments in the U.S. and internationally;
●	our ability to develop and maintain our corporate infrastructure, including our internal controls;
●	our ability to establish and maintain intellectual property protection for our inventions, methods and products, as well as our ability to operate our business without infringing the intellectual property rights of others; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we presently believe that the expectations reflected in the forward-looking statements are reasonable based on facts currently known to us, the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements may not be achieved or occur at all. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Annual Report or to reflect the occurrence of any unanticipated events. Comparisons of results for current and any prior periods are not intended to express any future trends on indications of future performance, unless expressed as such, and should only be viewed as historical data.

Risk Factor Summary

The risks described in the section titled “Risk Factors” immediately following this summary could impact our ability to realize the full benefits of our strengths or execute all or part of our strategy. Some of the more significant risks described in “Risk Factors” include the following:

●	We are a preclinical stage biopharmaceutical company with a history of financial losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability. We will need to raise substantial additional funds to advance development of potential product candidates and our discovery platform, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our potential future product candidates.
●	The potential product candidates related to our IMM-BCP-01 and IMM-ONC-01 programs are in the research stage, have not progressed to IND-enabling toxicology testing and have never been tested in human subjects. We may be unable to advance any potential product candidates through clinical development, obtain regulatory approval and ultimately commercialize any of our product candidates, or we may experience significant delays in doing so. We face additional risks related to the development, manufacture and potential commercialization of IMM-BCP-01 given the uncertainties associated with the COVID-19 pandemic, including potential supply-chain and regulatory issues.
●	We may not be successful in our efforts to use and expand our discovery engine to build a pipeline of product candidates.
●	Our approach to developing and identifying our therapeutic product candidates is novel and unproven and may not result in marketable products.
●	The effects of health epidemics, including the ongoing COVID-19 pandemic, in regions where we, or the third parties on which we rely, have business operations could adversely impact our business, including our research studies and anticipated clinical trials.
●	Given our collaboration with the United States Department of Defense, we face risks related to government funded awards. If the U.S. Department of Defense were to eliminate, reduce or delay funding from these awards, this would have a significant negative impact on our IMM-BCP01 program.
●	Clinical development includes a lengthy and expensive process with an uncertain outcome; therefore, if we progress to clinical trials, results of our earlier studies may not be predictive of future trial results.
●	If third parties on which we intend to rely to manufacture our product and assist with other research and development activities do not perform as contractually required, fail to satisfy regulatory or legal requirements, miss expected deadlines or otherwise fail to fulfill their obligations to us, our programs could be delayed or otherwise adversely affected, impacting our business and financial condition.
●	Any inability to attract and retain qualified key management, technical personnel and employees would impair our ability to implement our business plan.
●	If we are unable to obtain or protect intellectual property rights related to our technology and future product candidates, or if our intellectual property rights are inadequate, we may not be able to compete effectively and we could face litigation risks.

PART I

Item 1. Business

Overview

We are a biopharmaceutical company utilizing our proprietary human memory B cell platform to discover and develop first-in-class antibody therapeutics designed to change the way diseases are currently being treated. Our proprietary discovery engine identifies novel therapeutic antibodies and their targets by leveraging highly educated components of the immune system, memory B cells, from patients who have learned to fight off their disease. B cells are key elements in the human immune system response because they produce specific, high-affinity antibodies that bind to pathogens or cancer cells and target them for destruction by other immune effector cells. Our platform is different from those of other biotechnology companies because of our unbiased, broad, deep and efficient approach to identifying novel antibody-target pairs that may be useful in treating cancer and infectious diseases. Unlike other approaches that use deep sequencing of B cells to identify dominant clones that are common within and across patients, and which assume those clones are therapeutically relevant, we do not assume that any such genomic dominance is necessarily the hallmark of therapeutic utility.

Our primary focus areas are oncology and infectious disease. Despite many elements that distinguish oncology from infectious diseases, we believe that our platform will enable the discovery of novel antibodies in both these therapeutic areas because of our interrogation of memory B cells from patients who have learned to fight off these diseases. We anticipate screening for novel antibodies that bind viral or bacterial antigens may be simpler relative to oncology. As an example, viral diseases, such as COVID-19, involve fewer potential target antigens represented in the much smaller viral genome, compared to possible oncology targets in humans.

To date, we have processed more than 150 cancer patient memory B cell samples and have generated and screened more than 300,000 hybridomas, or stable, immortalized forms of B cell clones that produce a single antibody for extended periods of time. We have so far successfully identified approximately 1,300 individual antibodies, which we refer to as hits, that appear to bind to either a cancer cell or a tumor extract with high-affinity and specificity. Using this approach, we have identified over 50 potentially novel cancer targets. We believe that several of these antibody-target pairs could potentially form the basis of a therapeutic intervention or a diagnostic to detect such targets in a broader patient population. One of these unique targets is interleukin-38, or IL-38, a novel immune checkpoint inhibitor, which is the current focus of our lead discovery program, IMM-ONC-01, which is in preclinical stage. If our preclinical evaluation is successfully completed, we expect to file an Investigational New Drug, or IND, application with the U.S. Food & Drug Administration, or FDA, in connection with this program in the second half of 2021.

We believe that our platform is useful in uncovering new insights into cancer biology itself. In analyzing more than 50 cancer targets that we have identified to date, we observed a “functional clustering” of targets, indicating that different tumor patients appear to mount an immune response directed towards specific processes in cancer biology. We are leveraging these insights to guide the discovery of future oncology pipeline assets and to perhaps enable future strategic collaborations and additional value creation.

Our scientific founder, Scott Dessain, M.D., Ph.D., has used our platform to successfully interrogate the memory B cells of polio patients and has identified novel antibodies directed at that virus. We are building on that proof of concept to advance a potential product for another virus, SARS-CoV-2, which causes COVID-19. In collaboration with the United States Department of Defense, or DoD, we are pursuing an innovative therapeutic approach against the SARS-CoV-2 virus by seeking to identify effective anti-viral antibodies produced by the memory B cells from “super-responders.” These COVID-19 convalescent patients have cleared their infections and have high levels of circulating, high-affinity anti-viral antibodies. Our aim is to interrogate their memory B cells to identify and then reconstitute a mixture of likely four (but up to six) anti-viral antibodies as a “cocktail”, or IMM-BCP-01. The IMM-BCP-01 program was initially focused on original variants of SARS-CoV-2. However, in the interest of public health, our current efforts now also include testing of our antibodies against the emerging SARS-CoV-2 variants. We expect to progress IMM-BCP-01 to an IND filing in the later part of the second quarter or in the early part of the third quarter of 2021.

Key Attributes of Our Discovery Engine

Our discovery engine discovers innovative antibody-target pairs using an unbiased, broad, deep and efficient approach, as we are able to:

●	Capture a large number (typically thousands) of patient-derived memory B cells and enrich and expand them using proprietary methods. We then convert memory B cells into stable human hybridomas, which typically express an antibody in quantities necessary for broad screening.
●	Interrogate each antibody produced by B cells against disease-related antigens, using function-based high-throughput screening approaches that include proprietary protein micro-array technologies that allow rapid screening of up to 20,000 antibodies in a single experiment. In the case of infectious diseases, screening is performed against defined pathogen specific antigens and in the case of cancer, screening is performed against mixtures of disease related antigens.
●	Simultaneously identify relevant, potentially novel target antigens that are prevalent in a broader patient population, which we refer to as “public antigens,” and antibodies that bind to them with high affinity. Therefore, we believe our platform can yield antibodies that may have the potential for use as therapeutics and/or diagnostics across a broad therapeutic landscape, which could translate into advancing one to two antibodies into IND-enabling development studies per year.
●	Utilize an unbiased approach that spotlights biological processes of disease relevance, guided by the human immune response.
●	Strategically leverage unmodified immunoglobulins as therapeutics because we believe they are simpler to develop. We will opportunistically leverage our platform in collaboration with other companies with complementary technologies and skillsets.
●	Efficiently discover potential antibodies for possible therapeutic areas beyond oncology, including infectious diseases such as COVID-19.

Our Lead Discovery Programs

Oncology (IMM-ONC-01)

Our lead oncology program is focused on IL-38, which we believe is a novel, tumor-derived immune checkpoint capable of promoting evasion of the immune system. Antibodies directed at IL-38 were identified in a hybridoma library generated from the memory B cells of a patient with squamous head and neck cancer. Data from cancer biopsy materials reveal that subsets of major solid tumors, including squamous cell cancers of the head and neck and of the lung, over-express IL-38. This correlates with low levels of tumor-infiltrating T cells, a hallmark of immune suppression in these patients’ tumors. Data obtained from our early preclinical testing indicate that blocking IL-38 function using an inhibitory antibody appears to restore the immune response to the tumor and to result in anti-tumor activity in select animal models. This approach may have therapeutic relevance as a single agent or as a combination with other agents. We have selected a lead anti-IL-38 antibody for development, we have initiated activities towards manufacture at scale so as to conduct IND-enabling studies, and, if successful, we plan to file an IND application for this development candidate in the second half of 2021.

SARS-CoV-2 (IMM-BCP-01)

We are actively developing an antibody cocktail product candidate by identifying a combination of effective anti-viral antibodies produced by B cells from COVID-19 “super-responders.” The immune system employs multiple viral clearance mechanisms to fight SARS-CoV-2 infections and COVID-19. Our research is focused on identifying the antibodies directed at multiple distinct viral antigens to which such antibodies can bind to most effectively, neutralize and clear the virus from circulation. If successful, we expect that our antibody cocktail product candidate could be used both as a treatment for individuals who have contracted SARS-CoV-2 and as a prophylactic to offer protection against the virus for healthy individuals who are at risk of contracting SARS-CoV-2. In accordance with our published research, unbiased interrogations of “super-responders” shows that more than half of the antibodies they make appear to be directed at SARS-CoV-2 antigens other than the spike protein. We are conducting this program in collaboration with the DoD, which has asserted that this platform may be of strategic importance, due to its potential use in the current COVID-19 pandemic as well as in future viral outbreaks. The IMM-BCP-01 program was initially focused on the original SARS-CoV-2 isolate and possible emerging variants. In the interest of public health, our current efforts now include additional testing of our antibodies against the emerging variants that are primarily being driven by mutations in the spike protein of SARS-CoV-2 virus, such as the South African variant (B.1.351) and the UK variant (B.1.1.7). We plan to identify an effective mixture of likely four (but up to six) antibodies based on preclinical testing and progress IMM-BCP-01 to an IND application in the later part of the second quarter or in the early part of the third quarter of 2021.

Management

Our experienced management and leadership team has broad expertise in the field of discovering and developing therapeutics and includes highly capable, world-class immunologists and biologists.

Sources of Capital

Since 2015, we have raised over $95.8 million through private financings and the initial public offering of our common stock, which was completed on October 6, 2020 (IPO). In 2020, we were also awarded a contract for up to $13.3 million in expense reimbursement from the DoD to support our IMM-BCP-01 program.

Our Strategy

Our goal is to become a leading biopharmaceutical company focused on discovering and developing innovative antibody therapeutics for areas of high unmet medical need, with a focus on oncology and infectious diseases. As part of our strategy, we intend to:

●	Advance our lead oncology program, IMM-ONC-01, through IND-enabling studies and into clinical development. IMM-ONC-01 is directed at a novel immuno-oncology target, IL-38, identified from the memory B cells of a cancer patient. Our research data indicate that IL-38 binds to and inhibits immune cell subsets that may be critical for establishing an immunologically non-responsive tumor microenvironment. Our early preclinical testing indicates that blocking IL-38 function with an antibody appears to restore the immune response to the tumor, resulting in anti-tumor activity. We have selected a lead IL-38 antibody for development, initiated activities towards manufacturing at scale so as to conduct IND-enabling studies and, if successful, plan to file an IND application for this development candidate in the second half of 2021.
●	Advance our lead infectious disease program, IMM-BCP-01, into clinical development. We are actively developing our IMM-BCP-01 program, in collaboration with the DoD, by isolating antibodies directed at the

SARS-CoV-2 virus from “super-responders.” Through our research to date, we have isolated more than 400 antibodies that bind to several SARS-CoV-2 antigens. We plan to identify an effective mixture of likely four (but up to six) antibodies based on preclinical testing and expect to progress IMM-BCP-01 to an IND application in the later part of the second quarter or in the early part of the third quarter of 2021. We anticipate this product may be useful as a treatment and a prophylactic against the original SARS-CoV-2 virus, and potentially some emerging variants of the virus.
●	Continue to invest in our discovery engine to expand our pipeline. The high output of antibody-target pairs resulting from our screening may provide us with additional insights into the immune response against cancer and infectious diseases. We intend to continue to invest in this platform, to evaluate novel antibody-target pairs and to develop a pipeline of antibody therapeutics as single agents or in combination with other therapeutics or technologies. We anticipate advancing one to two programs into IND-enabling studies per year.
●	Enter into additional strategic partnerships and collaborations to expand our opportunities and capabilities. We intend to continue to form strategic partnerships with government agencies and with other third parties to accelerate our research and development efforts, as exemplified by our other transaction authority for prototype agreement with the DoD related to COVID-19. The unique insights we obtain may also enable strategic partnerships with other entities, including pharmaceutical and biotechnology companies. We also intend to continue collaborating with various vendors, manufacturers and other service providers to complement the capabilities needed to continue to develop and commercialize our products.
●	Expand our intellectual property estate and infrastructure needed to discover and advance our products. We intend to expand our intellectual property estate related to our platform as well as to our product candidates. We may in-license or acquire complementary intellectual property as needed or required, and we may continue to build our know-how and trade secrets. We may pursue both therapeutic and diagnostic applications of our antibodies through composition of matter and/or method of use patents. While our initial focus areas are in oncology and infectious disease, we may invest in intellectual property in other therapeutic areas as well.

Our Strengths

We have a differentiated discovery engine with strengths that enable the discovery of novel antibody-antigen pairs by using an approach that is:

●	Unbiased — We interrogate the memory B cell response without bias or preconceived notions as to what constitutes therapeutically important targets.
●	Broad — Using an automated platform, we capture antibodies directly from large, stable hybridoma libraries in quantities adequate to do functional testing, significantly augmenting the breadth at which we can interrogate the memory B cell response.
●	Deep — Our ability to rapidly interrogate large antibody libraries against complex mixtures of thousands of antigens, thus generating millions of data points from each patient sample, enhances the depth at which we can probe for effective antibody-target pairs.
●	Efficient — Our screening approach yields high affinity “hits,” enabling a high rate of success in identifying novel target-antibody pairs with a minimum of resource investment.

The Challenges Faced by Existing Antibody Therapies for Cancer

Despite significant advances in cancer therapeutics over the past 30 years, particularly in the realm of biologics including therapeutic antibodies, the five-year survival rate in patients with advanced malignancies of the lung, liver, stomach, pancreas and other organs is less than 10%. We believe that a key issue undermining the wider effort to improve cancer therapeutics is a limited understanding of the diversity and complexity of human tumors. The discovery of new targets and novel therapeutics to neutralize them represent vitally important opportunities to help identify innovative and more effective cancer treatments. We are guided in our efforts by those patients who have effectively mounted a defense against their disease, and we leverage the wisdom of their memory B cells to illuminate the best routes forward.

Our Solution: Immunome’s Discovery Engine

The below graphic in Figure 1 demonstrates the key components of our approach and discovery process using our proprietary discovery engine.

Figure 1. Key components of our discovery engine

Patient Sampling:   Our discovery process begins with obtaining a patient’s lymph node, tumor or blood sample and then purifying and expanding the memory B cell population. In oncology, patients sampled include those who have shown clinical signs of response to immunity enhancing therapies. In infectious diseases, such as COVID-19, we include samples from patients who have successfully cleared the infection.

Patient Response:   We fuse and immortalize thousands of these patient-derived memory B cells using proprietary methods, capturing them as hybridomas that typically express an individual antibody in quantities sufficient for extensive screening.

Antibody Screening:   For oncology, we screen individual antibodies by assessing their binding to intact cancer cells or normal cells, or by assessing their binding to a large number (typically 100) of different extracts of authentic tumor samples and cancer cell lines (Figure 2). Using our proprietary approach, we can screen up to 20,000 antibodies on a single array. For infectious diseases, such as COVID, we screen against defined sets of antigens expressed by the infectious agent. Hybridomas producing antibodies that show both high-affinity binding, by typically binding at single digit nanomolar concentrations, and specific binding, by showing much higher binding to a subset of tumor cells compared to normal cells or to irrelevant viral proteins, are designated as screening “hits.” Hybridomas producing those hits can be sequenced, their immunoglobulin genes can be cloned into expression vectors, and the individual antibodies can be produced recombinantly.

Figure 2. Representation of screening data generated using intact cancer cells (left panel) and our proprietary protein microarray approach (right panel)

Antibody Validation:   The next step in our process is to identify the specific antigen to which the antibody appears to bind with high affinity and specificity. We use one of two complementary approaches for this activity: the first method involves an assessment of antibody binding to known human proteins spotted on a protein microarray with high selectivity (for example, as shown in Figure 3, where a single antigen is identified). If the target is not represented on the array or no specific binding is seen, we attempt to use the antibody to “pull out” the antigen from its source using immunoprecipitation, and then identify the antigen sequence using mass spectrometry. Using these two approaches we are usually successful in identifying the antigen to which newly identified antibodies are binding. We then conduct experiments to assess whether the binding of the antibody to the specific antigen can produce a change in the biology of a cancer cell expressing the target, which we refer to as target validation. Additional tests, such as measurements of changes in cell growth, cell survival, cell migration, or internalization of the antigen after it has been bound by the antibody, are used to further assess the potential that the antibody could be of therapeutic interest.

Figure 3. An example of human protein microarray-based target identification

Engine Output:   So far, we have screened more than 300,000 hybridomas and identified 1,300 “hit” antibodies that bind to a cancer cell or a tumor extract with high affinity and specificity. To date, while only a fraction of these hits has been assessed further, we have already identified from this fraction of available hits antibodies directed at more than 50 cancer targets. We concomitantly identify the antibody, or the potential therapeutic, and its antigen target. Furthermore, the antibody may also be used in a diagnostic test to determine if a patient’s disease is over-expressing the antigen it is directed at. Our focus is on unmodified antibodies as therapeutic candidates which, we believe, enables a simpler development path. In addition, we contemplate forming strategic partnerships with others who may seek to use our antibodies as the basis for more complex modalities, such as engineered T cells or ADCs. For COVID we collected B cells from 30 super responder donors and identified over 400 antibodies specific for both spike and non-spike viral proteins. We anticipate the output from our discovery engine may potentially translate into one to two programs entering IND-enabling studies per year.

A Key Output from Our Discovery Platform: Functional Clustering

Our platform enables us to identify clusters as informed by the patient memory B cell response to gain additional insights into the biology of cancer and may allow the identification of new targets. The limited data available on each antigen we have identified to date have revealed a “functional clustering” of targets, or clusters of targets with functional similarities, which highlights those patients who mount a specific immune response. We believe these functional clusters, as shown in the illustration in Figure 4, may provide critical clues to the important tumor-driven processes that must be attacked by the immune system to effectively eliminate the disease.

Figure 4. To date, the Immunome discovery engine has identified 71 antibodies from patient memory B cells directed at more than 50 innovative cancer targets. These targets appear to cluster around six biological functions that might be of therapeutic importance in cancer.

As an example, when looking at clusters of targets with functional similarity, as shown in the above illustration, Target Cluster 1 contains several proteins that tumors appear to produce to modify their microenvironments. Prominent among these are several structural and catalytic proteins that regulate the formation and the function of exosomes, small vesicles packed with material used by cancer cells to create a pro-growth, pro-survival and anti-immune tumor niche. The tumor uses exosomes to change the functions of stromal cells, endothelial cells and immune effector cells, by taking control of those normal cells and using them to generate an environment in which cancer can thrive. We are actively exploring the concept that antibodies directed at some of these exosomal components may have therapeutic utility.

Similarly, Target Cluster 3 presently contains two protein targets that may be classified as immune checkpoints serving as functional inhibitors of anti-tumor-immunity. One of the generally regarded great advances in cancer biology in the past 20 years is related to checkpoint inhibition, or the observation that tumors co-opt the very same mechanisms that the immune system uses to down-regulate itself after a response. A well-known checkpoint inhibitor is programmed death ligand 1, or PD-L1, a protein that normally binds to T cells and other immune effectors to “check” or turn down their activity after a physiological immune response has been completed. When a tumor produces this same protein, it results in immune suppression. Eliminating a tumor’s ability to down-regulate the immune system by targeting tumor-derived checkpoints enables patients’ immune systems to respond to and potentially clear their diseases. Checkpoint inhibitors have rapidly become a mainstay in cancer treatment and are now part of the standards of care for multiple solid tumors, with a worldwide market predicted to reach $25 billion by 2022. Most well-known among these are PD-L1 pathway-directed antibodies from Bristol-Myers Squibb Company, Merck & Co. Inc., AstraZeneca plc, or AstraZeneca, and F. Hoffmann-La Roche Ltd. However, these immuno-therapeutics are effective in only a minority of patients with solid malignancies, suggesting that tumors may suppress immunity through multiple interdependent mechanisms, beyond the PD-L1 pathway. Consistent with the two targets that have emerged in this cluster, our data appear to indicate that the B cells of cancer patients react to the proteins that tumors secrete to subvert immunity. One such immune checkpoint, which was identified by our platform, is IL-38, a heretofore obscure member of the interleukin one, or IL-1, family of immune regulatory proteins. We believe that an antibody directed at IL-38, if successful, could restore anti-tumor immunity when used alone or in combination with other checkpoint inhibitors.

Our Multiple Product Development Opportunities in Cancer

We believe our approach to the discovery of novel antibodies enables the following therapeutic modalities:

Product Development Approach	Description	Importance and Advantages	Next Steps and Application
Immunoglobulins as Therapeutics	We plan to devote significant effort to identifying and developing simple or unmodified IgGs that, when bound to their antigens on tumor cells, may produce a therapeutic benefit

No additional technology required to modify the molecule further

Allows for speed to the clinic when compared to the modified antibody approach

We also believe that simple IgGs may provide an advantage in manufacturability

We will plan to continue to identify antibody-target pairs that provide direct anti-tumor effects and/or result in activation of the immune system to recognize and eliminate cancer cells
Antibody-Drug Conjugates (ADCs)

Some targets appear to have dense expression on the cell surface and, after the addition of an antibody, the antibody-target complex rapidly internalizes into the interior of the cell

This “high-flux” behavior may enable us to develop therapeutics when configured as ADCs

An ADC is an antibody to which a “tumor killing” payload is attached

The ideal ADC is comprised of a high-affinity and high-specificity antibody directed at a prevalent tumor antigen that is rapidly internalized post-binding

Internalization results in the release of the payload in quantities sufficient to kill the cell expressing the target

Our initial approach is to partner with companies that possess the expertise in ADC development, with whom we can evaluate the therapeutic utility of our antibodies as ADCs

Product Development Approach	Description	Importance and Advantages	Next Steps and Application
Engineered Patient-Derived Immunoglobulins

Some antibodies could be used to enhance the immune effector activities of T cells

One of these approaches takes T cells from a patient, transfects them with a unique antigen receptor derived in part from a tumor-directed antibody, and reintroduces the engineered cells back into the patient

Another approach (bispecific T cell engagers, or BiTEs) uses an engineered antibody or antibody fragment that can simultaneously bind a tumor and a T cell, driving the destruction of the tumor cell

The common feature of these more complex therapeutic approaches is an antibody or antibody-like protein that can bind to a tumor antigen while directing T cells to attack the tumor

If we are successful in identifying antibodies that offer potential utility in one or more of these approaches, we may choose to develop or partner them depending on the specific opportunity or business arrangement

Our Lead Oncology Discovery Program

IMM-ONC-01 Overview:   Our lead oncology discovery program is focused on antibodies targeting IL-38, a lesser-known member of the IL-1 family of cytokines. These conserved proteins, secreted by various cell types, regulate adaptive and innate immune responses. IL-38 binds to receptors found on immune cell subsets, such as macrophages, dendritic cells, gamma delta T cells (γδT cells), and regulatory T cells, each of which is critical for establishing an immuno-responsive tumor microenvironment. Our analysis of data from The Cancer Genome Atlas, or TCGA, has revealed that there is an inverse relationship, as shown in Figure 5, between high IL-38 expression and presence of immune effector cell populations in multiple human tumors, as measured by expression of T cell- and macrophage-specific markers CD3 and CD68 (cluster of differentiation 3 and 68, respectively). This relationship appears to be particularly prominent in major solid tumors such as prostate, colorectal and lung cancers where IL-38 is found to be expressed at higher levels in some biopsies from patients with these diseases. Subsequent analyses of similar archival data have revealed that IL-38 expression is relatively high in squamous tumors of the head and neck and lung.

In addition to the TCGA expression data shown below (Figure 5), we also plan to assess the binding of the anti-IL-38 development candidate in authentic human biopsy material across multiple tumor types. While published data already point to three major solid tumor types as potential disease targets, we believe a comprehensive assessment of IL-38 over-expression may reveal additional therapeutic opportunities and help us refine our clinical development plan.

Derivation and Development of IMM-ONC-01

Prostate Adenocarcinoma
Colorectal Adenocarcinoma
Lung Adenocarcinoma
T cells (CD3E)
CD3E
CD3E
n = 498
R² = 0.005
n = 382
R² = 0.003
n = 517
R² = 0.0001
Macrophages (CD68)
CD68
CD68
n = 498
R² = 0.0023
n = 382
R² = 0.0022
n = 517
R² = 0.0011
IL-38 expression
IL-38 expression
IL-38 expression

Figure 5. Inverse relationship between high IL-38 expression and immune cell populations in tumors (TCGA analysis performed by Immunome)

In the literature, a clinical study of 400 lung cancer patients’ analysis of biopsy materials revealed an association between high IL-38 expression levels and poor patient outcomes. The same study found that the expression of IL-38 is often correlated with PD-L1 suggesting that these two checkpoints may well work as together to inhibit the immune response. As shown in the illustration below in Figure 6, tumor-derived IL-38 appears to subvert the innate immune response and the formation of an inflamed microenvironment in the early part of the cancer immunity cycle.

Figure 6. Over-expression of IL-38 in certain solid tumors appears to decrease the ability of the patient’s immune system to respond to the malignancy.

(1) Crystal Structure: Research Collaboratory for Structural Bioinformatics Protein Data Bank (rcsb.org): PDB 5BOW

Antibodies that antagonize the function of PD-L1 induce a therapeutic effect in patients who express PD-L1. We believe targeting IL-38 with an antibody, in a similar fashion, may also induce a therapeutic response.

As shown in Figure 7, IL-38 appears to alter the gene signatures associated with inflammation in lipopolysaccharide (LPS, a bacterial cell wall component)-treated effector cells in vitro. In this experiment, treatment with an anti-IL-38 antibody antagonized the effect of IL-38, further demonstrating the role of IL-38 in the inflammatory response.

Figure 7. IL-38 appears to down-regulate inflammatory responses of multiple immune cell types. IL-38 -blocks (A) IL-36 induced production of IL-8 in PBMCS (van de Veerdonk et al, PNAS 2012; 109 (8): 3001), (B) Interferon gamma (IFNg) induction as a marker of dendritic cell activation (Wei et al J Cell Mol. Med 2020; 23(1):371) and (C) (Immunome internal data) Macrophage induction associated with LPS (lipopolysaccharide) stimulation. Treating a macrophage-like cell line with an anti-IL-38 antibody reverses that effect. Gene expression profiles were measured using Nanostring and analyzed using ClustViz (Metsalu and Vilo Nucleic Acids Research, 43(W1):W566-W570, 2015. doi: 10.1093/nar/gkv468). Data were visualized with gene expression heatmaps (each row represents a gene, red indicates overexpression and blue indicates downregulation).

To date, we have identified multiple antibodies with high specificity for binding to IL-38 but not for other closely related members of the same cytokine family, as shown in Figure 8. We believe high specificity for the target will be beneficial in terms of the development of antibody-based therapeutics that are less likely to have off-target effects.

Figure 8. Binding of two of our antibodies (CD1-M3 and M8) is specific for IL-38 with orders of magnitude less binding to related family members. (IL-1b, IL-36 and IFNγ) Antibody NZB-M8 bound to both IL-38 and interferon gamma (IFNγ) — a less attractive profile for a cancer therapeutic

The same antibody, CD1-M3 was able to block the activity of IL-38 in tissue culture experiments. While CD1-M3 was optimized for high affinity binding to human IL-38 and binds with much less affinity to the mouse IL-38, its systemic dosing in tumor-bearing mice still resulted in a treatment-dependent increase in three effector cell populations important to the innate anti-tumor response: γδT cells, dendritic cell precursors and macrophages, as shown in Figure 9.

De-repression of innate immunity after antibody treatment then resulted in stimulation of the adaptive response, as indicated by an increase in CD8+, or cytotoxic, T cells in the same tumors.

Figure 9. Reversal of IL-38 suppression of γδT cells in a mouse melanoma (left), or in dendritic cell precursors (middle) and macrophages (right) in a human lung tumor xenograft grown in T cell-deficient mice, after 2 weekly doses (10 mg/kg) with an anti-IL-38 antibody (CD1-M3 (anti-huIL38 antibody); samples taken 24 h after the second dose)

Re-awakening of the immune system in this manner appears to generate corresponding in vivo efficacy in a mouse model bearing B16F10, a tumor that is known to produce IL-38. The data in Figure 10 demonstrates the anti-tumor effect of our anti-huIL38 antibody (CD1-M3) in a mouse model.). In this experiment, a mouse anti-CTLA4 antibody was used as a positive control.

Figure 10. Treating with CD1-M3 appears to induce an anti-tumor response in IL-38 expressing mouse B16F10 tumor model. Data for positive control (anti-CTLA4 antibody) are also shown.

Additional studies have confirmed the in vivo efficacy of anti-huIL38 antibody (CD1-M3) in a second tumor model (EMT6 breast cancer). Again, the observed efficacy was comparable to the available immune-oncology agent an in this model (anti-mPDL1), despite the lower binding affinity of CD1-M3 to the mouse IL-38. In that EMT6 model, anti-IL-38 treated mice that cleared their EMT6 xenografts were resistant to subsequent engraftment, revealing the possible establishment of durable immune memory in those animals. Our lead antibody has advanced into development, with IND filing expected in the second half of 2021.

Our Lead Infectious Disease Discovery Program (IMM-BCP-01)

IMM-BCP-01 Overview:   The human immune system elicits multiple mechanisms of action, capable of working in concert with one another, to clear viral infections, such as those caused by SARS-CoV-2, the virus that has led to the COVID-19 pandemic. These mechanisms may include viral neutralization, viral clearance via phagocytosis, and viral destruction through mobilization of the complement cascade, and can be driven, at least in part, by mounting antibody responses against multiple viral proteins. Based on existing literature, we hypothesize that the SARS-CoV-2 virus, and especially the spike protein, will likely mutate and that antibodies directed at the mutable portions of the spike protein may be ineffective against mutations involving their binding sites.

We believe that our discovery engine has the potential to rapidly immortalize convalescent patients’ B cells and screen the antibodies produced by them against a broad set of known SARS-CoV-2 antigens similar to the way in which we screen antibodies for application in oncology. Our approach, as depicted in Figure 11, relies on our ability to identify several potent anti-viral antibodies from the memory B-cells of super responders (patients who have successfully mounted an immune response against COVID, and cleared the disease).

In our work funded, in part, through other transaction authority (OTA) with the U.S. Department of Defense's Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense (JPEO-CBRND), we used Immunome’s discovery engine to identify more than 400 antibodies from “super-responders” that bind to distinct SARS-CoV-2 viral antigens, including multiple domains of spike protein, nucleocapsid, membrane, and open reading frame (ORF) encoded proteins. We believe that our research demonstrates that unbiased interrogations of those “super-responder” antibodies shows that more than half of these antibodies appear to be directed at SARS-CoV-2 antigens other than the spike protein. Of the viral proteins we assessed, nucleocapsid (N), and open reading frame (ORF) proteins, ORF8 and ORF10, represent the most prevalent non-spike targets. Each of these proteins plays a specific role in the life cycle of the virus and targeting them has the potential to induce distinct and effective viral clearance mechanism. We believe that an approach employing antibodies to multiple viral antigens will be important to mount an effective clearance of the virus and to achieving anti-viral activity. We are evaluating the efficacy of individual and mixtures of antibodies in order to develop an antibody cocktail product that we believe will possess broad anti-viral activity. This future product could potentially treat infected patients, including those infected with potential variants of SARS-CoV-2.

As patients’ antibody responses to infectious agents, including viruses, mature over time, they are often characterized by the conversion of early, less specific, Immunoglobulin M, or IgM, responses to the later IgG and Immunoglobulin A, or IgA, antibodies that are capable of binding with high affinity and selectivity to target proteins. In our research work, we discovered that patients did, in fact, generate both IgG and IgA antibodies to a range of SARS-CoV-2 proteins. Interestingly, we also isolated SARS-CoV-2 specific IgM antibodies that exhibit the hallmarks of being matured against the virus.

Figure 11. Our proposed approach to developing antibody cocktail (IMM-BCP-01)

We are actively testing the functionality and potency of these antibodies to identify a suitable mixture of likely four (but up to six) antibodies which bind to multiple viral antigens. As we hypothesized, a single antibody, or even multiple antibodies directed at mutable portions of the spike protein, may have a somewhat limited utility in terms of effective, rapid viral clearance and that the emergence of mutated viruses with altered spike protein may generate resistance to those therapies. Consistent with our original hypothesis that prompted us to design our research as we did, we now observe that multiple variants of the SARS-CoV-2 virus have emerged, with some of them containing mutations within the spike protein that appear to limit the efficacy of both vaccine- and antibody-based strategies to combat the virus. We believe our antibody cocktail could elicit anti-viral effect by targeting multiple viral antigens and that this diversity of action may potentially decrease the likelihood of treatment resistance to any one antibody, as seen with some of the emerging variants. Further, certain of our anti-spike antibodies isolated from super responders appear to bind to conserved epitopes between various strains of SARS-CoV-2 as well as between SARS-CoV-2 and SARS-CoV-1. The conservation of those epitopes between different viruses suggests those epitopes may be required for functional activity and therefore may be resistant to mutation as new SARS-CoV-2 variants continue to emerge. Our pseudovirus assay testing revealed that antibodies targeting those conserved epitopes were able to neutralize emerging variants of SARS-CoV-2, such as the South African B.1.351 and U.K. B.1.1.7 variants, suggesting their potential role in combating the currently emerging, and possibly future, variants. If successful and we progress to clinical studies and if clinical studies show our antibodies to be safe and effective, our IMM-BCP-01 program could lead to a treatment for COVID-19 patients, as well as a prophylaxis to protect healthy individuals who may be at risk of contracting the SARS-CoV-2 virus. We expect to progress IMM-BCP-01 to an IND application in the later part of the second quarter or in the early part of the third quarter of 2021for testing in COVID-19 patients.

It is generally believed that passive immunity-based treatment for COVID-19 using monoclonal antibodies offers a potential therapeutic approach and may be an important aspect of fighting the pandemic. Unlike approaches that focus on antibodies directed solely at the SARS-CoV-2 spike protein, especially towards mutable epitopes, we believe our approach of combining antibodies directed at both spike (including the conserved epitopes) and potentially other viral proteins offers a superior therapeutic approach to the treatment of COVID-19, including the potential to address emerging variants.

Strategic Collaborations and License Agreements

We believe that our technology has broad utility and could enable the formation of attractive strategic partnerships to capture product opportunities on which we may not otherwise wish to capitalize. To maximize the value of our platform we may, from time to time, contemplate and enter into various forms of collaborative agreements with third parties, including other companies, government agencies, academic institutions and non-profit groups. The collaborations and licensing agreements entered into by us to date are described in greater detail below.

IMM-BCP-01 Collaboration with the DoD

In July 2020, we entered into other transaction authority for prototype agreement with the DoD, or the DoD Agreement, to research and develop an antibody cocktail product candidate for the potential treatment and prophylaxis of SARS-CoV-2 infections, including COVID-19. We were awarded up to $13.3 million in expense reimbursement to use our proprietary technology to interrogate memory B cells from patients who have successfully recovered from the SARS-CoV-2 infection. This project aligns our capabilities with the DoD’s mission to respond to the COVID-19 pandemic and to provide medical countermeasures for warfighters and the nation against future biological and chemical agents of concern. According to a government press release related to this agreement, if successful, our technology could also provide the DoD with a method to quickly respond to other novel outbreaks. Through this effort, we are working to develop a combination of antibodies that are effective against the virus because they promote multiple, distinct viral clearance mechanisms. Ultimately, we plan to manufacture a successful product at industrial scale to make it available to a broad population of patients and at-risk individuals. If we successfully identify IMM-BCP-01 product candidate, we plan to initiate clinical testing in the third quarter of 2021. We believe our strategic partnership with the DoD could enable us to leverage our technology in additional therapeutic applications, such as in a rapid response to a future viral pandemic.

Pursuant to the DoD Agreement, ownership of any invention developed under the agreement follows inventorship under U.S. patent law. The Bayh-Dole Act does not apply to the DoD Agreement, and, as such, title to inventions will accrue to the inventor-organization. In addition, we own all study data generated under the DoD Agreement, whether generated by us or the DoD. In connection with the DoD Agreement, we also obtained the right to negotiate a commercial license covering DoD’s interest in any invention solely owned by DoD and developed under the agreement. Our rights to inventions and data are subject to standard government-retained rights.

Under the DoD Agreement, we are required to use commercially reasonable efforts to complete specified research activities for the prototype project based on the estimated cost for such prototype. In connection with the DoD Agreement, we are eligible to receive up to $13.3 million in the aggregate from DoD, subject to continued compliance with the terms of the DoD Agreement and future pricing requirements. We are not obligated to pay any royalties or other future consideration under this agreement.

The DoD Agreement extends through final payment which is anticipated to be one year after the effective date, subject to completion of the prototype project as determined by a DoD official in accordance with key technical goals established for the project or results that justify completion. The DoD may terminate the agreement in its entirety for convenience or in whole or in part for our material breach of the agreement. Even if fully funded, the $13.3 million would not be sufficient to fund our full research and development efforts through commercialization, and we may need to utilize our own funds or find alternate sources of capital to continue these efforts.

Arrayjet License Agreement

In June 2019, we entered into an exclusive license agreement, or the Arrayjet Agreement, with Arrayjet Limited, or Arrayjet, pursuant to which we obtained a royalty-bearing, exclusive license under certain licensed patents and know-how for all purposes, including to research, develop, make, have made, use, sell, offer for sale, market, and otherwise commercialize products in the United States, the United Kingdom, China, Germany, and Japan, for the screening of human derived hybridomas and antibodies or derivatives thereof against cell lysate libraries where the antigen(s) of interest are unknown in the antibody therapy field. We also obtained a right to license certain new intellectual property rights owned or acquired by Arrayjet during the term, subject to the negotiation of mutually agreeable license terms. The foregoing license grant includes a limited right to grant nonexclusive sublicenses. The Arrayjet Agreement was subsequently amended in July 2020 to modify certain sublicensing payment provisions of the agreement.

Under the Arrayjet Agreement, as amended, we are required to diligently use the licensed rights to develop screening of human derived hybridomas and antibodies or derivatives thereof against cell lysate libraries where antigen(s) of interest are unknown within the licensed field in the territory and, where marketable products are developed, to use reasonable commercial judgment to diligently develop, seek any necessary regulatory approval for, manufacture, market, and sell products in each licensed field and territory.

In connection with the Arrayjet Agreement, we are required to make annual license payments in the low six figures to maintain such exclusivity. In the event we independently undertake certain development activities, we are also obligated to pay annual license fees in the mid six figures and annual sublicensing fees in the low six figures, and we are obligated to pay a low single digit percentage of other sublicensing revenue received. During the term, we are obligated to pay Arrayjet a low single digit royalty on net sales of products by us and a low single digit to low teens royalty on net sales of products by sublicensees.

We have the right to terminate the Arrayjet Agreement upon specified written notice stating reasons for termination. Arrayjet may terminate the agreement for our failure to meet certain diligence milestones, payment default, or failure to provide certain reports and information. Either party may terminate the agreement for the other’s material breach or insolvency.

MIT-Whitehead Patent License Agreement

In June 2009, we entered into an exclusive patent license agreement, or the Whitehead Agreement, with the Whitehead Institute for Biomedical Research, or Whitehead, and the Massachusetts Institute of Technology, or MIT, as licensing agent for Whitehead, pursuant to which we obtained from MIT and Whitehead a royalty-bearing exclusive license under certain patent rights of Whitehead and a royalty-bearing non-exclusive license under certain biological and chemical material of Whitehead that relate to our antibody screening platform, in each case to develop, manufacture, use, and commercialize licensed products and to develop and perform licensed processes and perform licensed services for all purposes in the United States. The foregoing license grant included the right to grant sublicenses with certain restrictions. The Whitehead Agreement was subsequently amended in December 2009, March 2013, August 2017 and

July 2020. Since August 2017, MIT ceased to be the licensing agent for Whitehead and is no longer a party to the Whitehead Agreement.

Under the Whitehead Agreement, as amended, we are required to use diligent efforts to develop licensed products or licensed processes and to introduce licensed product or licensed processes into the commercial market and, thereafter, make licensed products and licensed processes reasonably available to the public. We are also obligated to achieve certain specified diligence milestones.

In connection with the Whitehead Agreement, we are required to make an annual license maintenance payment in the high five figures, which amount may be credited against royalties payable in the same calendar year.

Pursuant to the Whitehead Agreement, we are obligated to pay Whitehead up to $725,000 in the aggregate for certain development, regulatory and commercial milestones and up to $275,000 for each product or derivative that we discover using the licensed product or processes, or Discovered Products. We are also obligated to pay Whitehead a low single digit royalty on net sales of licensed products and licensed processes when sold as a therapeutic or diagnostic product, a mid-single digit royalty on net sales of such licensed products or processes when sold as a research reagent, and a less than one percent royalty on net sales of Discovered Products when sold as a therapeutic or diagnostic product. Our obligation to pay royalties on net sales of licensed products and licensed processes is limited to such products and processes the manufacture, use, sale, and/or import of which, absent the license granted under the Whitehead Agreement, would infringe a claim of a licensed patent. Our obligation to pay royalties on net sales of Discovered Products is limited to a period of seven years from the first commercial sale of each Discovered Product. We are obligated to pay Whitehead a high single digit royalty on service income received in connection with the provision of licensed services the provision of which, absent the license granted under the Whitehead Agreement, would infringe a claim of a licensed patent. We are obligated to pay Whitehead a high first decile percentage of certain payments received from sublicensees, subject to certain reductions to single-digit percentages, and we are obligated to pay Whitehead a mid-teen percentage royalty on certain payments received from non-sublicensee corporate partners.

We have the right to terminate the Whitehead Agreement upon specified prior written notice to Whitehead. Whitehead may terminate the Whitehead Agreement in the event of our uncured material breach or insolvency. Additionally, Whitehead may terminate the agreement if we or any of our affiliates or sublicensees challenges the validity, patentability, enforceability or non-infringement of the licensed patents.

TJU License Agreement

In June 2012, we entered into an exclusive license agreement, or the TJU Agreement, with Thomas Jefferson University, or TJU, pursuant to which we obtained from TJU a worldwide, royalty-bearing exclusive license under certain patent rights, know-how, and materials of TJU that relate to our antibody screening platform, in each case to research, develop, manufacture, use, commercialize, and improve licensed products and to practice licensed processes for all purposes. The foregoing license grant included the right to grant sublicenses with certain restrictions. The TJU Agreement was subsequently amended in October 2017 and July 2020.

Under the TJU Agreement, we are required to use commercially reasonable diligent efforts to introduce licensed products and/or licensed processes into the commercial market and must endeavor to keep them reasonably available to the public.

In connection with the TJU Agreement, we are currently required to make an annual license maintenance payment in the low five figures, which amount may be credited against royalties payable in the same calendar year. We are also obligated to pay TJU $950,000 in the aggregate for certain development, regulatory and commercial milestones for licensed products. We are obligated to pay TJU a low single digit royalty on net sales of licensed products and licensed processes. Our obligation to pay royalties on net sales of licensed products and licensed processes is limited to net sales generated in countries in which a valid claim under licensed patent exists, and after expiration of the licensed patents, a lower royalty applies. The royalty rate is subject to certain specified reductions. Royalties are payable under the agreement until expiration of the TJU Agreement. We are also obligated to pay TJU a high first decile percentage of any non-royalty sublicensing income received by us, subject to certain specified reductions.

The TJU Agreement expires upon expiration of the last valid claim under the licensed patents. We have the right to terminate the TJU Agreement upon specified prior written notice to TJU. TJU may terminate the agreement in the event that we fail to cure a payment default within a specified period of time, we fail to procure and maintain insurance as required under the agreement, TJU determines in good faith that we have failed to use commercially reasonable efforts to develop and commercialize licensed products or licensed processes at any time after 5 years from the effective date of the agreement, we become insolvent, an audit by TJU shows an underpayment by us of the lesser of 5% and $50,000 for any 12 month period, we are convicted or plead nolo-contendere to a felony relating to the manufacture, use or sale of licensed products or licensed processes, or we fail to cure any other material default within a specified period of time.

pH Pharma Antibody-Drug Conjugate Research Collaboration

In October 2019, we entered into a collaboration and license agreement, which was amended in August 2020, or the pH Pharma Agreement, to develop and commercialize multiple ADCs in oncology with pH Pharma, a privately held clinical-stage biopharmaceutical company advancing therapeutic candidates for oncology, ophthalmology and non-alcoholic steatohepatitis, or NASH. Pursuant to the pH Pharma Agreement, we agreed to collaborate with pH Pharma in the research of ADCs using our proprietary antibodies and pH Pharma’s linkers and drugs, all in accordance with a mutually agreed upon research plan. There were no ADCs developed under the research plan, and the pH Pharma Agreement expired in January 2021 in accordance with its terms.

Manufacturing

We produce our lead antibodies at the laboratory scale necessary for early research and development activities and some preclinical assessments. For later stage preclinical assessment, such as IND-enabling studies and safety assessment, of product candidates, we use third-party manufacturers to produce our antibodies and any other necessary intermediates or reagents. We recently engaged Abzena as our contract development and manufacturing organization for both of our IMM-BCP-01 and IMM-ONC-01 programs. We do not have, and we do not currently plan to acquire or develop the infrastructure, facilities or capabilities to manufacture any intermediate, bulk drug substance or finished drug product conforming to current Good Manufacturing Practices (cGMP) for use in human clinical trials or to commercialize. We intend to continue to utilize third-party manufacturers to produce, package, label, test and release bulk drug substance and drug product for clinical testing and for future commercial use, as needed. We expect to continue to rely on such third parties to manufacture our products for the foreseeable future. Our expected future contractual manufacturing organizations will each have successful track records of producing clinical and commercial products for other companies under applicable compliance regulations, such as cGMP compliance in case of the FDA, and will have previously been inspected by regulatory authorities for compliance with cGMP standards. As noted above, we have selected Abzena as our manufacturer of the antibodies for IND-enabling toxicology and clinical supplies in IMM-ONC-01 and IMM-BCP-01. We plan to continue to work with such third parties located in United States or from time to time, located outside of the United States.

Competition

We are aware of several companies that are developing antibodies for the treatment of cancer and infectious diseases. Many of these companies are well-capitalized and, in contrast to us, have significant clinical experience, and may include our potential future strategic partners. In addition, these companies compete with us in recruiting scientific and managerial talent. Our success will partially depend on our ability to obtain, maintain, enforce and defend patents and other intellectual property rights with respect to our antibodies that are proven to be safer and/or more effective or are less expensive than competing products. Our commercial opportunity and success will be reduced or eliminated if competing products that are safer, more effective, or less expensive than the antibodies we develop or if such products become available in the future.

In oncology, we expect to compete with antibody, biologic and other therapeutic platforms and development companies who are also pursuing similar antibody-based discovery approaches, including, but not limited to, companies such as AbCellera Biologics, Inc.; Adaptive Biotechnologies Corporation, or Adaptive; AIMM Therapeutics B.V.; Atreca, Inc.; IGM Biociences, Inc.; OncoReponse, Inc. In addition, we expect to compete with large, multinational pharmaceutical companies that discover, develop and commercialize antibodies and other therapeutics for use in treating cancer such as AstraZeneca; Bristol-Myers Squibb Company; Genentech, Inc.; Merck & Co. Inc.; and F. Hoffmann La Roche AG. If any future product candidates identified through our current lead programs are eventually approved for sale, they will likely compete with a range of treatments that are either in development or currently marketed for use in those same disease indications. In the area of infectious diseases, specifically our COVID-19 efforts, our key competitors include other companies developing antibody-based therapeutics such as Regeneron, Glaxo SmithKline plc. and Vir Biotechnology (in collaboration), SAb Biotherapeutics, Inc., Sorrento Therapeutics, Inc., Amgen Inc. and Adaptive (in collaboration), Eli Lilly and AbCellera (in collaboration), and AstraZeneca. Further, we expect the future market potential and need for our antibody cocktail product will be negatively influenced should any of the numerous vaccine products, by companies including Moderna, Inc.; Pfizer Inc. and BioNTech SE (in collaboration), AstraZeneca and Johnson and Johnson, continue to be safe and efficacious against COVID-19 and emerging variants of the virus.

Intellectual Property

Intellectual property is of vital importance in our field and in biotechnology generally. We seek to protect and enhance proprietary technology, inventions, and improvements that are commercially important to the development of our business by seeking, maintaining, and defending patent rights, whether developed internally, acquired or licensed from third parties. We will also seek to rely on regulatory protection afforded through orphan drug designations, inclusion in expedited development and review, data exclusivity, market exclusivity and patent term extensions where available.

We utilize various types of intellectual property assets to provide multiple layers of protection. For example, we seek a variety of patents to protect our inventions including, for example, compositions of matter and uses in treatment and diagnostic and methods for novel antibodies, including methods of treatment for diseases expressing novel targets. We believe our current layered patent estate, together with our efforts to develop and patent next generation technologies, provides us with substantial intellectual property protection.

We have filed or will file for patent protection in the United States and internationally for our lead antibodies and the targets to which they bind, as well as for process improvements. As of February 25, 2021, we own national phase patent applications in 11 countries or regional patent jurisdictions, including the United States, based on a Patent Cooperation Treaty, or PCT, application filed in 2019, 3 pending PCT applications and 6 pending US provisional patent applications with claims directed to the composition of matter and methods of use for antibodies, including IMM-ONC-01 and IMM-BCP-01, targeting identified antigens. Patent applications claiming the benefit of these PCT applications, if issued, are expected to expire between 2039 and 2040. Patent applications claiming priority to and the benefit of these provisional applications, if issued, are expected to expire between 2040 and 2042. However, we recognize that the area of patent and other intellectual property rights in biotechnology is an evolving one with many risks and uncertainties, which may affect those rights.

Our commercial success will depend in part upon obtaining and maintaining patent protection and trade secret protection of our current and future product candidates and the methods used to develop and manufacture them, as well as successfully defending these patents against third-party challenges and operating without infringing on the proprietary rights of others. Our ability to stop third parties from making, using, selling, offering to sell or importing our products depends on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents, or any patents granted to us in the future will be commercially useful in protecting our product candidates, discovery programs and processes. For this and more comprehensive risks related to our intellectual property, please see the section titled “Risk Factors — Risks Related to Our Intellectual Property.”

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, including the United States, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, a patent’s term may potentially be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent taking into account delays on the part of the patentee, or may be shortened if a patent is terminally disclaimed over an earlier expiring patent. In the United States, the patent term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to an approved drug may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We expect to seek patent term extensions to any of our issued patents in any jurisdiction where these are available, however there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions.

In some instances, we file provisional patent applications directly in the USPTO. Provisional patent applications were designed to provide a lower-cost first patent filing in the United States. Corresponding non-provisional patent applications must be filed not later than 12 months after the provisional application filing date. The corresponding non-provisional application benefits in that the priority date(s) of the patent application is/are the earlier provisional application filing date(s), and the patent term of the finally issued patent is calculated from the later non-provisional application filing date. This system allows us to obtain an early priority date, obtain a later start to the patent term and to delay prosecution costs, which may be useful in the event that we decide not to pursue examination in a subsequent non-provisional application. While we intend, as appropriate, to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any such non-provisional patent applications will result in the issuance of patents that provide us with any competitive advantage.

We intend to file U.S. non-provisional applications and/or international Patent Cooperation Treaty, or PCT, applications that claim the benefit of the priority date of earlier filed provisional or non-provisional applications, when applicable. The PCT system allows for a single PCT application to be filed within 12 months of the priority filing date of a corresponding priority patent application, such as a U.S. provisional or non-provisional application, and to designate all of the 153 PCT contracting states in which national phase patent applications can later be pursued based on the PCT application. The PCT International Searching Authority performs a patentability search and issues a non-binding patentability opinion which can be used to evaluate the chances of success for the national applications in foreign countries prior to having to incur the filing fees. Although a PCT application does not issue as a patent, it allows the applicant to establish a patent application filing date in any of the member states and then seek patents through later-filed national-phase applications. No later than either 30 or 31 months from the first priority date of the PCT application, separate national phase patent applications can be pursued in any of the PCT member states, depending on the deadline set by individual contracting states. National phase entry can generally be accomplished through direct national filing or, in some cases, through a regional patent organization, such as the European Patent Organization. The PCT system delays application filing expenses, allows a limited evaluation of the chances of success for national/regional patent applications and allows for substantial savings in comparison to having filed individual countries rather than a PCT application in the event that no national phase applications are filed.

For all patent applications, we determine claiming strategy on a case-by-case basis. Advice of counsel and our business model and needs are always considered. We file patents containing claims for protection of all useful applications of our proprietary technologies and any products, as well as all new applications and/or uses we discover for existing technologies and products, assuming these are strategically valuable. We may periodically reassess the number and type of patent applications, as well as the pending and issued patent claims to ensure that coverage and value are obtained for our processes, and compositions, given existing patent law and court decisions. Further, claims may be modified during patent prosecution to meet our intellectual property and business needs.

We recognize that the ability to obtain patent protection and the degree of such protection depends on a number of factors, including the extent of the prior art, the novelty and non-obviousness of the invention, and the ability to satisfy subject matter, written description, and enablement requirements of the various patent jurisdictions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted or further altered even after patent issuance. Consequently, we may not obtain or maintain adequate patent protection for any of our future product candidates or for our technology platform. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties.

In addition to patent protection, we also rely on trademark registration, trade secrets, know how, other proprietary information and/or continuing technological innovation to develop and maintain our competitive position. We seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. Our agreements with employees also provide that all inventions conceived by the employee in the course of employment with us or from the employee’s use of our confidential information are our exclusive property. However, such confidentiality agreements and invention assignment agreements can be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting trade secrets, know-how and inventions.

The patent positions of biotechnology companies like ours are generally uncertain and involve complex legal, scientific and factual questions. Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, or our products or processes, obtain licenses or cease certain activities. Our breach of any license agreements or our failure to obtain a license to proprietary rights required to develop or commercialize our future products may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference or derivation proceedings in the USPTO to determine priority of invention.

When available to expand market exclusivity, our strategy is to obtain, or license additional intellectual property related to current or contemplated development platforms, core elements of technology and/or product candidates.

For more information regarding the risks related to our intellectual property, see the section titled “Risk Factors — Risks Related to Our Intellectual Property.”

Government Regulation

The FDA and other regulatory authorities at federal, state, and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring, and post-approval reporting of biologics such as those we are developing. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates.

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations and biologics under the FDCA, the Public Health Service Act, or PHSA, and their implementing regulations. Both drugs and biologics also are subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state and local statutes and regulations requires the expenditure of substantial time and financial resources.

The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

●	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices regulation;
●	submission to the FDA of an IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;
●	approval by an independent Institutional Review Board, or IRB, or ethics committee at each treatment site before the trial is commenced;
●	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed biologic product candidate for its intended purpose;
●	preparation of and submission to the FDA of a BLA after completion of all pivotal clinical trials;
●	satisfactory completion of an FDA advisory committee review, if applicable;
●	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMP and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigation sites to assess compliance with Good Clinical Practices, or GCP; and
●	FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States.

Preclinical and Clinical Development

The data required to support a BLA is generated in two distinct development stages: preclinical and clinical. Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies. The sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, as well as other information, to the FDA as part of the IND.

Prior to beginning the first clinical trial with a product candidate, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the biologic, findings from animal or in vitro testing that suggest a significant risk for human subjects, and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

For purposes of BLA approval, human clinical trials are typically conducted in three sequential phases that may overlap.

●	Phase 1 — The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.
●	Phase 2 — The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
●	Phase 3 — The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies may be made a condition to approval of the BLA. Failure to exhibit due diligence with regard to conducting Phase 4 clinical trials could result in withdrawal of approval for products. Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product, or for biologics, the safety, purity and potency. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

BLA Submission and Review

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include all relevant data available from pertinent preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. The submission of a BLA requires payment of a substantial application user fee to FDA, unless a waiver or exemption applies, and the sponsor of an approved BLA is also subject to an annual program fee.

Once a BLA has been submitted, the FDA’s goal is to review standard applications within ten months after it accepts the application for filing, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process is often significantly extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may convene an advisory committee to provide clinical insight on application review questions. Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more treatment sites to assure compliance with GCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response letter will describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response letter without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the Complete Response letter, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy, or REMS, to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post a-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-marketing studies.

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. The fast track program is intended to expedite or facilitate the process for reviewing new products that meet certain criteria. Specifically, new products are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a fast track product has opportunities for frequent interactions with the review team during product development and, once a BLA is submitted, the product may be eligible for priority review. A fast track product may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

A product intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product, including involvement of senior managers.

Any marketing application for a biologic submitted to the FDA for approval, including a product with a fast track designation and/or breakthrough therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a serious disease or condition compared to marketed products. For products containing new molecular entities, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (compared with ten months under standard review).

Additionally, products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. It is possible that at the time of a BLA submission, our product candidates may not be eligible for accelerated approval or the FDA could determine that accelerated approval is not warranted.

Fast track designation, breakthrough therapy designation, priority review, and accelerated approval do not change the standards for approval but may expedite the development or approval process.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or 200,000 or more individuals in the United States for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for this type of disease or condition will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusive approval (or exclusivity), which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Pediatric Trials

Under the Pediatric Research Equity Act, or PREA, a BLA or supplement to a BLA must contain data to assess the safety and efficacy of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDCA requires that a sponsor who is planning to submit a marketing application for a drug or biologic product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within sixty days of an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, and/or other clinical development programs. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of data or full or partial waivers.

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to monitoring and record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which FDA assesses an annual program fee for each product identified in an approved BLA. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of a product, complete withdrawal of the product from the market or product recalls;
●	fines, warning letters or holds on post-approval clinical studies;
●	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;

●	product seizure or detention, or refusal of the FDA to permit the import or export of products;
●	consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
●	mandated modification of promotional materials and labeling and the issuance of corrective information;
●	the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
●	injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of biologics. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

Biosimilars and Reference Product Exclusivity

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, signed into law in 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-approved reference biological product. To date, a number of biosimilars have been licensed under the BPCIA, and numerous biosimilars have been approved in Europe. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.

Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. Complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

A biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, recent government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation, and impact of the BPCIA is subject to significant uncertainty.

Other U.S. Healthcare Laws and Compliance Requirements

In the United States, our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors and customers may be subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare and Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services, or HHS, (such as the Office of Inspector General and the Health Resources and Service Administration), the Department of Justice, or the DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, sales, marketing and scientific/educational grant programs may have to comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the privacy and security provisions of the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws, each as amended, as applicable.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between therapeutic product manufacturers on one hand and prescribers and purchasers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our practices, including our arrangements with physicians, may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor.

Additionally, the intent standard under the federal Anti-Kickback Statute was amended by the ACA to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Further, courts have found that if “one purpose” of remuneration is to induce referrals, the federal Anti-Kickback statute is violated. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act, or FCA.

The federal false claims and civil monetary penalty laws, including the FCA, which can be enforced by private citizens through civil qui tam actions, prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal healthcare programs, including Medicare and Medicaid, or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. For instance, historically, pharmaceutical and other healthcare companies have been, and continue to be, prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, off-label, and thus generally non-reimbursable, uses.

HIPAA created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti-Kickback Statute, the ACA amended the intent standard for certain healthcare fraud statutes under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Also, many states have similar, and typically more prohibitive, fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Additionally, to the extent that our product is sold in a foreign country, we may be subject to similar foreign laws.

We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, impose requirements relating to the privacy, security and transmission of individually identifiable health information on certain healthcare providers, healthcare clearinghouses, and health plans, known as covered entities, as well as independent contractors, or agents of covered entities that create, receive or obtain individually identifiable health information in connection with providing a service on behalf of a covered entity, known as a business associates. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways, are often not pre-empted by HIPAA, and may have a more prohibitive effect than HIPAA, thus complicating compliance efforts.

In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price and best price. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. It is difficult to predict how Medicare coverage and reimbursement policies will be applied to our products in the future and coverage and reimbursement under different federal healthcare programs are not always consistent. Medicare reimbursement rates may also reflect budgetary constraints placed on the Medicare program.

Additionally, the federal Physician Payments Sunshine Act, or the Sunshine Act, within the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians, as broadly defined by such law, and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals, and to report annually certain ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and transfers of value provided, as well as ownership and investment interests held, during the previous year to certain other healthcare professionals, including physician assistants and nurse practitioners. In addition, many states also govern the reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts.

In order to distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of drug and biological products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Several states have enacted legislation requiring pharmaceutical and biotechnology companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

Ensuring business arrangements with third parties comply with applicable healthcare laws and regulations is a costly endeavor. If our operations are found to be in violation of any of the federal and state healthcare laws described above or any other current or future governmental regulations that apply to us, we may be subject to penalties, including without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, additional reporting obligations and integrity oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. The complex compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance or reporting requirements increases the possibility that a health care company may run afoul of one or more of the requirements.

Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we may obtain regulatory approval. In the United States and in foreign markets, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the extent to which third-party payors provide coverage and establish adequate reimbursement levels for such products. In the United States, third-party payors include federal and state healthcare programs, private managed care providers, health insurers and other organizations. Coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid in the United States, and commercial payors are critical to new product acceptance.

Third-party payors decide which therapeutics they will pay for and establish reimbursement levels. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS. CMS decides whether and to what extent our products will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a therapeutic is:

●	a covered benefit under its health plan;
●	safe, effective and medically necessary;
●	appropriate for the specific patient;
●	cost-effective; and
●	neither experimental nor investigational.

We cannot be sure that reimbursement will be available for any product that we commercialize and, if coverage and reimbursement are available, we cannot be sure that the level of reimbursement will be adequate. Coverage may also be more limited than the purposes for which the product is approved by the FDA or comparable foreign regulatory authorities. Limited coverage and less than adequate reimbursement may reduce the demand for, or the price of, any product for which we obtain regulatory approval.

Third-party payors are increasingly challenging the price, examining the medical necessity, and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with branded drugs and drugs administered under the supervision of a physician. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. Obtaining coverage and reimbursement approval of a product from a third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our product on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. A third-party payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Additionally, in the United States there is no uniform policy among third-party payors for coverage or reimbursement. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies, but also have their own methods and approval processes. Therefore, one third-party payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third-party payor reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize any product candidate that we successfully develop.

Certain of our products, once approved, may be administered by a physician. Under currently applicable U.S. law, certain products not usually self-administered (including injectable drugs) may be eligible for coverage under Medicare through Medicare Part B. Medicare Part B is part of original Medicare, the federal health care program that provides health care benefits to the aged and disabled, and covers outpatient services and supplies, including certain pharmaceutical products, that are medically necessary to treat a beneficiary’s health condition. As a condition of receiving Medicare Part B reimbursement for a manufacturer’s eligible drugs or biologicals, the manufacturer is required to participate in other government healthcare programs, including the Medicaid Drug Rebate Program and the 340B Drug Pricing Program. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Under the 340B Drug Pricing Program, the manufacturer must extend discounts to entities that participate in the program.

Different pricing and reimbursement schemes exist in other countries. In the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines but monitor and control company profits. The downward pressure on health care costs has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

The marketability of any product candidates for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide coverage and adequate reimbursement. In addition, emphasis on managed care, the increasing influence of health maintenance organizations, and additional legislative changes in the United States has increased, and we expect will continue to increase, the pressure on healthcare pricing. The downward pressure on the rise in healthcare costs has become very intense. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Healthcare Reform

In the United States and some jurisdictions outside the United States, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect the ability to profitably sell product candidates for which marketing approval is obtained. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

For example, the ACA has substantially changed healthcare financing and delivery by both governmental and private insurers. Among the ACA provisions of importance to the pharmaceutical and biotechnology industries, in addition to those otherwise described above, are the following:

●	an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs that began in 2011;
●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23.1% and 13% of the average manufacturer;
●	price for most branded and generic drugs, respectively, and capped the total rebate amount for innovator drugs at 100% of the average manufacturer price;
●	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (and 70% starting on January 1, 2019 pursuant to the Bipartisan Budget Act of 2018, or BBA) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;
●	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;
●	expansion of the entities eligible for discounts under the 340B Drug Discount Program;
●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
●	expansion of healthcare fraud and abuse laws, including the FCA and the federal Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;
●	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected;
●	requirements to report certain financial arrangements with physicians and teaching hospitals;
●	a requirement to annually report certain information regarding drug samples that manufacturers and distributors provide to physicians;

●	establishment of a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending; and
●	a licensure framework for follow on biologic products.

Some of the provisions of the ACA have yet to be implemented, and there have been legal and political challenges to certain aspects of the ACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. In December 2017, the Tax Cuts and Jobs Act of 2017 was enacted which repeals, effective January 1, 2019, the tax penalty for an individual’s failure to maintain ACA-mandated health insurance, commonly referred to as the “individual mandate.” On December 20, 2019, President Trump signed into law the Further Consolidated Appropriations Act, which repealed effective January 1, 2020, the Cadillac tax, and the medical device excise tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the BBA among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” More recently, in July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Since then, the ACA risk adjustment program payment parameters have been updated annually. In addition, CMS published a final rule that would give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

Other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and, due to subsequent legislative amendments to the statute will stay in effect through 2030 unless additional Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, the 2% Medicare sequester reductions have been suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has solicited feedback on some of these measures and implemented others under its existing authority. For example, in September 2018, CMS issued a final rule to allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019. This final rule codified CMS’s policy change that was effective January 1, 2019. On July 24, 2020, President Trump signed four Executive Orders aimed at lowering drug prices. The Executive Orders direct the Secretary of HHS to: (1) eliminate protection under an Anti-Kickback Statute safe harbor for certain retrospective price reductions provided by drug manufacturers to sponsors of Medicare Part D plans or pharmacy benefit managers that are not applied at the point-of-sale; (2) allow the importation of certain drugs from other countries through individual waivers, permit the re-importation of insulin products, and prioritize finalization of FDA’s December 2019 proposed rule to permit the importation of drugs from Canada; (3) ensure that payment by the Medicare program for certain Medicare Part B drugs is not higher than the payment by other comparable countries (depending on whether pharmaceutical manufacturers agree to other measures); and (4) allow certain low-income individuals receiving insulin and epinephrine purchased by a Federally Qualified Health Center, or FQHC, as part of the 340B drug program to purchase those drugs at the discounted price paid by the FQHC. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the states level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures.

Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

The Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act, or the FCPA, prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Additional Regulation

In addition to the foregoing, state and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservancy and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. We believe that we are in material compliance with applicable environmental laws and that continued compliance therewith will not have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations.

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

Employees and Human Capital Resources

As of December 31, 2020, we had 23 full-time employees, including 12 who hold advanced degrees. Of these employees, 19 were engaged in research and development activities and 4 were engaged in general and administrative activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, training, incentivizing and integrating our existing and new employees, advisors and consultants. We offer a competitive total rewards package, updated in 2020 based on market research. During 2020, we also adjusted our practices and processes to best support employees in a pandemic environment. We incentivize high performers through an annual bonus program based on our performance for which all employees are eligible. We also offer equity incentive plans, the purpose of which are to attract, retain and reward personnel through the granting of stock-based compensation awards in order to increase stockholder value and the success of our company by motivating team members to perform to the best of their abilities and achieve our objectives.

Facilities

We currently lease 11,000 square feet of office and laboratory space in Exton, Pennsylvania under a lease that expires on August 31, 2022. We believe the leased space is sufficient to meet our immediate facility needs, and that any additional space we may require will be available on commercially reasonable terms.

Item 1A. Risk Factors

As noted throughout this Annual Report, we are subject to a number of risks and uncertainties. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Annual Report, including our financial statements and related notes appearing at the end of this Annual Report and our “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment. This Annual Report also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

Risks Related to Our Business

We are a preclinical stage biopharmaceutical company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

We are a preclinical stage biopharmaceutical company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, raising capital, building our management team and building our intellectual property portfolio, and we have incurred significant operating losses. As of December 31, 2020, we had an accumulated deficit of $54.4 million. Our net loss was $17.8 million and $10.4 million for the years ended December 31, 2020 and 2019, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. To date, we have not generated any revenue from product sales, and we have not identified or sought or obtained regulatory approval for any product candidate. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our potential future product candidates.

We expect our net losses to increase substantially as we identify product candidates and enter into IND-enabling and other preclinical studies and clinical development related to our IMM-BCP-01 program or our IMM-ONC-01 program. However, the amount of our future losses is uncertain. Our ability to achieve or sustain profitability, if ever, will depend on, among other things, successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, entering into potential future strategic partnerships, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. The success of our future product candidates will depend on several factors, including:

●	timely and successful completion of preclinical studies, including toxicology studies, biodistribution studies and minimally efficacious dose studies in animals, where applicable, and clinical trials;
●	effective investigational new drug applications, or INDs, from the U.S. Food and Drug Administration, or the FDA, or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for our product candidates;
●	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
●	successful enrollment and completion of clinical trials, including under the FDA’s current Good Clinical Practices, or GCPs, and current Good Laboratory Practices;
●	successful development of, or making arrangements with third-party manufacturers for, our commercial manufacturing processes for any of our product candidates that receive regulatory approval;
●	receipt of timely marketing approvals from applicable regulatory authorities;
●	launching commercial sales of products, if approved, whether alone or in collaboration with others;
●	acceptance of the benefits and use of our products, including method of administration, if approved, by patients, the medical community and third-party payors, for their approved indications;
●	the prevalence and severity of adverse events experienced with product candidates arising out of our IMM-ONC-01 and IMM-BCP-01 programs or any other future product candidates;
●	the availability, perceived advantages, cost, safety and efficacy of alternative therapies for any product candidate, and any indications for such product candidate, that we develop;
●	our ability to produce our future product candidates we develop on a commercial scale;
●	obtaining and maintaining patent, trademark and trade secret protection and regulatory exclusivity for our product candidates and otherwise protecting our rights in our intellectual property portfolio;
●	maintaining compliance with regulatory requirements, including current Good Manufacturing Practices, or cGMPs, and complying effectively with other procedures;
●	obtaining and maintaining third-party coverage and adequate reimbursement and patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement; and
●	maintaining a continued acceptable safety, tolerability and efficacy profile of the products following approval.

If we, or our potential future partners, are unable to commercialize one or more of our product candidates, or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve or sustain profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects. Any predictions you make about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

We will need to raise substantial additional funds to advance development of potential product candidates and our discovery platform, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our potential future product candidates.

The development of biopharmaceutical product candidates is capital-intensive. If our potential future product candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities. We have used substantial funds to develop our discovery engine and will require significant funds to continue to develop our discovery platform and conduct further research and development, including preclinical studies and clinical trials of our potential future product candidates, to seek regulatory approvals for our potential future product candidates and to manufacture and market products, if any, that are approved for commercial sale. In addition, we incur additional costs associated with operating as a public company.

As of December 31, 2020, we had $39.9 million in cash. Based on our current operating plan, we believe that our cash as of December 31, 2020 will be sufficient to fund our operations through the second fiscal quarter of 2022. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

●	the timing and progress of preclinical and clinical development activities;
●	the timing and progress of our development of our discovery engine;
●	the price and pricing structure that we are able to obtain from our third-party contract manufacturers to manufacture our preclinical study and clinical trial materials and supplies;
●	the number and scope of preclinical and clinical programs we decide to pursue;
●	our ability to maintain our current licenses and research and development programs and to establish new collaborations;
●	the progress of the development efforts of parties with whom we may in the future enter into collaboration and research and development agreements;
●	the costs involved in obtaining, maintaining, enforcing and defending patents and other intellectual property rights;
●	the cost and timing of regulatory approvals; and
●	our efforts to enhance operational systems, secure sufficient laboratory space and hire additional personnel, including personnel with infectious disease expertise and to support development of our product candidates and satisfy our obligations as a public company.

To date, we have primarily financed our operations through the sale of equity securities and through our other transaction authority contract with the DoD. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, government contracts and other marketing arrangements. We cannot assure you that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us or that the DoD will not exercise its termination right under the contract. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our preclinical studies, clinical trials, research and development programs or commercialization efforts. Because of the numerous risks and uncertainties associated with the development and commercialization of our potential future product candidates and the extent to which we may enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies and clinical trials. To the extent that we raise additional capital through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our potential future product candidates, future revenue streams or research programs or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

We do not expect to realize revenue from product sales, milestone payments or royalties from licensed products in the foreseeable future, if at all, and unless and until our potential future product candidates are clinically tested, approved for commercialization and successfully marketed.

The potential product candidates related to our IMM-BCP-01 and IMM-ONC-01 programs are in preclinical development and have never been tested in human subjects. We may be unable to advance any potential product candidates through clinical development, obtain regulatory approval and ultimately commercialize any of our product candidates, or experience significant delays in doing so.

Our lead programs, IMM-BCP-01 and IMM-ONC-01, are still in the research stage and are moving into development. We have no other identified product candidates at this time, and we may never identify any product candidates or advance to IND-enabling studies or clinical-stage development. We have no products on the market, that have gained regulatory approval or that have entered preclinical studies or clinical trials. None of our potential future product candidates have ever been tested in humans. Our ability to generate revenue and achieve and sustain profitability depends on identifying our product candidates, advancing them into preclinical and clinical development and obtaining regulatory approvals for and successfully commercializing such product candidates, either alone or through a collaboration.

Before obtaining regulatory approval for the commercial distribution of any of our current product candidates and future product candidates that we may identify, we, either alone or with or through a collaborator, must conduct extensive preclinical studies, followed by clinical trials to demonstrate the safety and efficacy of our product candidates in humans. We cannot be certain of the timely completion or outcome of our research and development activities or our planned preclinical studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical studies will ultimately support the further development of our future product candidates. We have not yet met with or discussed our product development plans with FDA or any other regulatory authorities. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our current discovery programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

Our IMM-BCP-01 and IMM-ONC-01 programs are in the research stage, and we are subject to the risks of failure inherent in the identification of potential product candidates and the research and development of those product candidates based on novel approaches, targets and mechanisms of action. We expect to prepare and submit an IND for the product candidate related to our IMM-BCP-01 program prior to initiating a Phase 1 clinical trial in the later part of the second quarter or in the early part of the third quarter of 2021. We expect to prepare and submit to the FDA an IND for the product candidate related to our IMM-ONC-01 program and to initiate a Phase 1 clinical trial for this product candidate in the second half of 2021. However, there can be no guarantee that we will be able to do so or that we will not face regulatory hurdles as a result of that filing, and with respect specifically to IMM-BCP-01, particularly in light of the lack of certainty around the regulatory framework.

We may not have the financial resources to continue development of, or to enter into new collaborations for, the product candidates that may result from our IMM-BCP-01 and IMM-ONC-01 programs or any potential future product candidates. This may be exacerbated if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, any product candidate that we identify, such as:

●	negative or inconclusive results from our preclinical trials, leading to a decision to conduct additional preclinical studies or abandon a program;
●	negative or inconclusive results from our clinical trials or the clinical trials of others for product candidates similar to ours, leading to a decision or requirement to conduct additional preclinical studies or clinical trials or abandon a program;
●	product-related side effects experienced by participants in our clinical trials or by individuals using drugs or therapeutic antibodies similar to ours;
●	delays in submitting IND applications or comparable foreign applications, or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
●	conditions imposed by the FDA, or other regulatory authorities regarding the scope or design of our clinical trials;
●	delays in enrolling research subjects in clinical trials;
●	high drop-out rates and high failure rates of research subjects;
●	inadequate supply or quality of product candidate components or materials or other supplies necessary for the conduct of our clinical trials;
●	greater-than-anticipated clinical trial costs;
●	poor effectiveness of our product candidates during clinical trials;
●	unfavorable FDA or other regulatory agency inspection and review of a clinical trial or manufacture site; failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
●	delays and changes in regulatory requirements, policies and guidelines;
●	the FDA or other regulatory agencies interpreting our data differently than we do; or
●	adverse impacts caused by the ongoing COVID-19 pandemic, which could heighten any of the foregoing risks.

Further, we and any potential future partners may never receive approval to market and commercialize any product candidate. Even if we or a potential future partner obtains regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or a potential future partner may be subject to post-marketing testing requirements to maintain regulatory approval.

We may not be successful in our efforts to use and expand our discovery engine to build a pipeline of product candidates.

A key element of our strategy is to use and expand our discovery engine to build a pipeline of product candidates and progress these product candidates through preclinical and clinical development for the treatment of various diseases. Although our research efforts to date suggests that blocking the IL-38 function using an inhibitory antibody restores the immune response to the tumor, this hypothesis may prove incorrect or we may not be able to identify a product candidate that is safe or effective as a cancer treatment. We also may not be able to identify an antibody cocktail product candidate containing a mixture of antibodies that we can demonstrate to be safe or effective, and we may not be able to develop any other product candidates. Our discovery engine is evolving and may not reach a state at which building a pipeline of product candidates is possible. Even if we are successful in building our pipeline of product candidates, the potential product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable toxicity or other characteristics that indicate that they are unlikely to be products that will receive marketing approval from the FDA or other regulatory authorities or achieve market acceptance. If we do not successfully develop and commercialize product candidates, we will not be able to generate product revenue in the future.

Our approach to developing and identifying our therapeutic product candidates using our discovery engine is novel and unproven and may not result in marketable products.

We plan to develop a pipeline of product candidates using our discovery engine. We believe that we may be able to overcome certain key limitations of the current oncology drug discovery paradigm by focusing on our ability to interrogate hybridoma libraries generated from memory B cells to identify antibodies with high affinity for particular antigen targets. However, our scientific research that forms the basis of our efforts to discover product candidates based on our discovery engine is ongoing. Further, the scientific evidence to support the feasibility of developing therapeutic antibodies based on our platform has not been established. We may not be correct in our beliefs about the differentiated nature of our discovery engine to competing technologies, and our platform may not prove to be superior. If our discovery engine is not able to develop approved antibody constructs that are effective at the necessary speed or scale, it could have a material and adverse effect on our business, financial condition, results of operations and prospects.

We may expend our limited resources and access to capital to pursue a particular product candidate; these decisions may prove to be wrong and may adversely impact our business.

Because we have limited financial and managerial resources, we intend to focus our efforts on specific research and development programs, including clinical development of product candidates related to our COVID antibody cocktail program, or IMM-BCP-01, and our IL-38 targeting antibody program, or IMM-ONC-01. As a result, we may forgo or delay pursuit of other opportunities, including with potential future product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through partnership, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

The effects of health epidemics, including the ongoing COVID-19 pandemic, in regions where we, or the third parties on which we rely, have business operations could adversely impact our business, including our preclinical studies and anticipated clinical trials. The COVID-19 pandemic could materially affect our operations, including at our offices in Philadelphia Metro Area, which are currently subject to executive orders, and at our future clinical trial sites, as well as the business or operations of our CROs or other third parties with whom we conduct business.

Our business could be adversely affected by health epidemics in regions where we have concentrations business operations or where we may in the future have clinical trial sites and could cause significant disruption in the operations of third party-manufacturers and CROs upon whom we rely. In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread globally. Our company headquarters is located in the Philadelphia Metro Area, and we anticipate that our CROs and CMOs will be located in the United States. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government imposed travel restrictions on travel between the United States, Europe and certain other countries. Further, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. In addition, states including Pennsylvania have ordered residents to stay at their place of residence for periods of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic. Such orders may be implemented or changed at any time.

In response to these public health directives and orders, we implemented work-from-home policies to support the community efforts to reduce the transmission of COVID-19 and protect employees, complying with guidance from federal, state/provincial or municipal government and health authorities. We implemented a number of measures to ensure employee safety and business continuity. Employees who can work from home have been doing so, while those needing to work in laboratory facilities are divided into shifts to reduce the number of people gathered together at one time. We have also taken measures to secure our research activities while work in laboratories has been organized to reduce risk of COVID-19 transmission. These measures have resulted in decreased productivity of our laboratory-based workforce and may continue to do so for as long as such measures remain in place. Additionally, business travel has been suspended, and online and teleconference technology is used to meet virtually rather than in person. While certain of the restrictions in Pennsylvania and other locations in which we have employees or independent contractors have recently been relaxed or lifted, these restrictions may be re-implemented or new restrictions imposed if rates or incidence of infection increase.

The effects of the executive orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our programs and timelines (for example, our timeline for anticipated IND filings related to our IMM-BCP-01 and IMM-ONC-01 programs), the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could be imposed or re-instituted, related to COVID-19 or other infectious diseases could impact personnel at third-party facilities, including those from which we currently obtain tissue and blood samples or on which we may in the future rely for manufacturing, in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain.

In addition, our ongoing and planned preclinical research and clinical trials may continue to be affected by the ongoing COVID-19 pandemic. Ways in which the pandemic has affected our business or may in the future impact our business include the following:

●	delays or difficulties in enrolling and retaining patients in our clinical trials, including patients that may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services;
●	delays or difficulties or increases in costs associated with clinical site initiation, including difficulties in recruiting and retaining clinical site investigators and clinical site staff;
●	delays in receiving the supplies, materials and services needed to conduct preclinical research and clinical trials;
●	increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19, being forced to quarantine or being unable to visit clinical trial locations or otherwise comply with clinical trial protocols;
●	diversion or prioritization of healthcare resources away from the conduct of clinical trials and towards the ongoing COVID-19 pandemic, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials, and because, who, as healthcare providers, may have heightened exposure to COVID-19 and adversely impact our clinical trial operations;

●	interruption of our clinical supply chain or key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal, state/provincial or municipal governments, employers and others; and
●	limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people.

The ongoing COVID-19 pandemic continues to evolve. The extent to which the COVID-19 pandemic may impact our business and contemplated clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

If any of our future product candidates, including those that may result from our IMM-BCP-01 and IMM-ONC-01 programs, are ever tested in human subjects, they may not demonstrate the combination of safety and efficacy necessary to become approvable or commercially viable.

We have not conducted testing in human subjects of any product candidate resulting from our IMM-BCP-01 and IMM-ONC-01 programs or any other product candidate. We may ultimately discover that any product candidates we develop do not possess certain properties that we believe will be helpful for therapeutic effectiveness and safety. For example, although our IL-38 targeting program has exhibited encouraging results in preclinical research, it may not demonstrate similar results in further research or exhibit the same properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result, we may never succeed in developing a marketable product based on our IMM-ONC-01 and IMM-BCP-01 programs or based on our discovery engine. If the product candidates resulting from our IMM-BCP-01 and IMM-ONC-01 programs or any of our potential future product candidates prove to be ineffective, unsafe or commercially unviable, our entire pipeline could have little, if any, value, which could require us to change our focus and approach to discovery and development, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

Our pursuit of an antibody cocktail product candidate is at a very early stage. We may be unable to identify or produce a product that successfully treats COVID-19 or prevents infection from the SARS-CoV-2 virus in a timely manner, if at all, and preliminary data may not be indicative of future success.

Our work in our IMM-BCP-01 program is in early stages, and we may be unable to produce an antibody cocktail product candidate that successfully treats COVID-19 or prevents infection from the SARS-CoV-2 virus in a timely manner, if at all. Despite the proven applicability of a B-cell discovery platform in infectious diseases such as polio, we do not have extensive expertise in the development of therapeutics in infectious disease applications. We are also committing resources and personnel to the development of a potential antibody cocktail product candidate, which may cause delays in or otherwise negatively impact our other development programs. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable or against which our antibody cocktail, if developed, may not be partially or fully effective. Furthermore, even though we may report preliminary preclinical or other data that could appear to be positive, no assurance can be given that any product candidate we identify will be safe in humans or prove to be effective once trials commence. We will not be able to commercialize or market any antibody cocktail product candidate unless and until we are able to demonstrate that our antibody cocktail candidate is safe and effective in humans.

In July 2020, we were awarded up to $13.3 million in funding from the U.S. Department of Defense, or DoD, to develop an antibody cocktail as a potential approach to combat the ongoing COVID-19 pandemic. Various government entities, including the U.S. government, are offering incentives, grants and contracts to encourage additional investment by commercial organizations into preventative and therapeutic agents against coronavirus, and this may have the effect of increasing the number of competitors and/or providing advantages to known competitors. As well, our COVID-19 program is being funded by DoD, and they can terminate our contract with them at-will. We do not know how recent changes in the U.S. government may impact the likelihood that our contract with DoD would be terminated before completion. In addition, even if the DoD does not terminate their contract with us, the DoD funds will not be sufficient to fund full development efforts through commercialization, and we will need to find alternate sources of capital for this purpose.

We are aware of a substantial number of companies, individuals and institutions that have developed a vaccine against SARS-CoV-2 and treatments for COVID-19, many of which have substantially greater financial, scientific and other resources than us, and another party may be successful in producing a vaccine against SARS-CoV-2 or a more efficacious treatment for COVID-19, which may also lead to the diversion of governmental and quasi-governmental funding away from us and toward other companies, and lead to demand being driven away from our product, even if developed. The rapid expansion of development and production programs directed at COVID-19 has also generated, and may continue to generate, a scarcity of manufacturing capacity among contract research organizations that provide cGMP materials for development and commercialization of biopharmaceutical products. Although we have engaged Abzena as our contract manufacturing and development organization to produce the antibody cocktail for clinical testing, we will need to engage with additional vendors to support our program, so this scarcity could impact us as we continue our efforts. We therefore may find that we experience significant delays or prohibitive costs in manufacturing any antibody cocktail product candidate. If the delays or costs associated with manufacturing of any antibody cocktail product candidate result in budget overages, we may need to self-fund the program.

Additionally, the current and any future vaccine against SARS-CoV-2 and treatments for COVID-19 could negatively affect patient recruitment for our future clinical trials of our antibody cocktail product candidate in SARS-CoV-2 and the clinical utility and success of our antibody cocktail product candidate may be compromised. Any of these entities may develop further COVID-19 vaccines or an alternative treatment that is more effective than any antibody cocktail product candidate that we may develop, develop a product that becomes the standard of care, develop alternative treatments at a lower cost or earlier than we are able to develop any antibody cocktail product candidate, or be more successful at commercializing a vaccine or alternative treatment than we are at commercializing any potential antibody cocktail product candidate. Accordingly, there can be no assurance that we will be able to successfully establish a competitive market share for our antibody cocktail product candidate, if any.

We have never generated revenue from product sales and may never be profitable.

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue, if any, unless and until we, either alone or with a collaborator, are able to obtain regulatory approval for, and successfully commercialize, product candidates we may develop. Successful commercialization will require achievement of many key milestones, including demonstrating safety and efficacy in clinical trials, obtaining regulatory, including marketing, approval for these product candidates, manufacturing, marketing and selling those products for which we, or any of our future collaborators, may obtain regulatory approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenues, the extent of any further losses or if or when we might achieve profitability. We and any future collaborators may never succeed in these activities and, even if we do, or any future collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Additionally, our expenses could increase if we are required by the FDA or any comparable foreign regulatory authority to perform clinical trials in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of any of our product candidates.

Our failure to become and remain profitable may depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. If we continue to suffer losses as we have in the past, investors may not receive any return on their investment and may lose their entire investment.

The amount of our future losses is uncertain and our quarterly and annual operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.

Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:

●	the timing and success or failure of preclinical studies and clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;
●	our ability to successfully recruit and retain subjects for clinical trials, once initiated, and any delays caused by difficulties in such efforts;
●	our ability to obtain marketing approval for our future product candidates, and the timing and scope of any such approvals we may receive;
●	the timing and cost of, and level of investment in, research and development activities relating to our product candidates, which may change from time to time;
●	the cost of manufacturing our product candidates, which may vary depending on the quantity of production and the terms of our agreements with manufacturers;
●	our ability to attract, hire and retain qualified personnel;
●	expenditures that we will or may incur to develop additional product candidates;
●	the level of demand for our product candidates should they receive approval, which may vary significantly;
●	the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future therapeutics that compete with our product candidates;
●	general market conditions or extraordinary external events, such as recessions or the COVID-19 pandemic;
●	the changing and volatile U.S. and global economic environments; and
●	future accounting pronouncements or changes in our accounting policies.

The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated guidance we may provide.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish proprietary rights.

Until we can generate sufficient product and/or royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements and grant funding.

If we raise additional capital through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted. If we raise additional capital through debt financing, we would be subject to fixed payment obligations and may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us.

If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, reduce or terminate our product development or future commercialization efforts or grant rights to third parties to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We face risks related to government funded awards. If the U.S. Department of Defense were to eliminate, reduce or delay funding from these awards, this would have a significant negative impact on our IMM-BCP-01 program.

We are dependent upon an award from the U.S. Department of Defense, or DoD, related to our IMM-BCP-01 Program. If DoD were to eliminate, reduce or delay the funding for this award or disallow reimbursement of some of our incurred costs, we would have to obtain additional funding for continued development or regulatory approval for our IMM-BCP-01 program or delay, reduce or stop the development effort. In contracting with DoD, we are subject to various U.S. government contract requirements, which may limit reimbursement or may lead to termination of the contract if we are found to be in violation of such requirements. Additionally, the DoD may terminate our agreement for convenience upon 30 days’ notice to us. If the U.S. government terminates our award for its convenience, or if we default by failing to perform in accordance with the award schedule and terms, significant negative impact on our cash flows and operations could result. Finally, clinical trials are expensive to run. Based upon future guidance from the FDA we may be allowed to perform initial clinical testing in patients, rather than healthy volunteers. However, and regardless of this guidance, clinical testing will require funds not in the original DoD budget. If the DoD does not increase our budget, we will need to self-fund any program overages.

We have obtained rights to use human samples in furtherance of our research and development of our potential future product candidates. However, if we failed to obtain appropriate permission to use these samples or exceed the scope of the permissions given, our program could be adversely affected.

Our IMM-BCP-01 discovery process began by gathering samples from COVID “super responders”. While we attempted to ensure that we and our vendors have obtained these samples with all necessary permissions, there is a risk that one or more individuals from whom samples were collected, or their representatives may assert that we have either failed to obtain appropriate permission or exceeded the scope of permission granted. In such circumstances, we could be required to pay monetary damages, to pay a continuing royalty on any products created or invented by analyzing the person’s sample or even to cease using the sample and any and all materials derived from or created through analysis of the sample, any of which could result in a change to our business plan and materially harm our business, financial condition, results of operations and prospects. Further, in some cases, these penalties could materially impact the performance, availability, or validity of studies conducted by us or on our behalf. Even in the absence of violations resulting in penalties, regulatory and other authorities may refuse to authorize the conduct or to accept the results of studies for regulatory or ethical reasons, which could impact our ability to progress our program into clinical trials, and peer-reviewed journals may refuse to publish scientific findings, which could limit our ability to disseminate information related to this program.

Clinical trials are expensive, time-consuming and difficult to design and implement.

Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Because our potential future product candidates are based on new technologies and discovery approaches, we expect that they will require extensive research and development and have substantial manufacturing and processing costs. For example, we anticipate that our future antibody cocktail product candidate will include a combination of antibodies to prevent or treat the SARS-CoV-2 virus, which may complicate the clinical development program, for example by requiring factorial study design to determine the relative contribution of each antibody to the therapeutic activity of the product candidate, and require us or our CROs to conduct additional or more complex clinical trials. In addition, costs to treat patients and to treat potential side effects that may result from our product candidates may be significant. Accordingly, our clinical trial costs are likely to be high and could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Clinical development includes a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Our potential future product candidates related to our IMM-BCP-01 and IMM-ONC-01 programs are in preclinical development, and the risk of failure related to these potential product candidates is high. It is impossible to predict when or if any potential future product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of that product candidate in humans. Particularly with respect to our IMM-BCP-01 program, we may be unable to complete clinical development and testing while COVID-19 remains a global health threat. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the development process. The results of preclinical studies and early clinical trials of any of our potential future product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials.

We expect to prepare and submit an IND for the product candidate related to our IMM-BCP-01 program prior to initiating a Phase 1 clinical trial in the later part of the second quarter or in the early part of the third quarter of 2021. We expect to prepare and submit to the FDA an IND for the product candidate related to our IMM-ONC-01 program and to initiate a Phase 1 clinical trial for this product candidate in the second half of 2021. Commencing any clinical trial is subject to finalizing the trial design and filing an IND with the FDA. Even after we file an IND related to either of these programs, the FDA could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials.

We may experience delays in completing our preclinical studies and initiating or completing clinical trials of our potential future product candidates. We do not know whether planned preclinical studies and clinical trials will be completed on schedule or at all, or whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Our development programs may be delayed for a variety of reasons, including delays related to:

●	inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation of clinical trials;
●	delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for clinical trials;
●	delays in developing suitable assays for screening patients for eligibility for trials with respect to certain product candidates;
●	the FDA or other regulatory authorities requiring us to submit additional data or imposing other requirements before permitting us to initiate a clinical trial;
●	delays in reaching agreement with the FDA, EMA or other regulatory authorities as to the design or implementation of our clinical trials;

●	obtaining regulatory approval to commence a clinical trial;
●	reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
●	obtaining institutional review board, or IRB, approval at each clinical trial site;
●	recruiting suitable patients to participate in a clinical trial;
●	having patients complete a clinical trial or return for post-treatment follow-up;
●	clinical trial sites, CROs or other third parties deviating from trial protocol or dropping out of a trial;
●	failure to perform in accordance with the FDA’s GCP requirements, or applicable regulatory guidelines in other countries;
●	addressing patient safety concerns that arise during the course of a trial, including occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
●	adding new clinical trial sites;
●	having inadequate supply or quality of product candidate components or materials or other supplies necessary for the conduct of our preclinical studies or clinical trials; or
●	manufacturing sufficient quantities of our product candidates for use in clinical trials.

Furthermore, we expect to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and, while we expect to enter into agreements governing their committed activities, we have limited influence over their actual performance.

We could encounter delays if prescribing physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our potential future product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, our partners, the IRBs of the institutions in which such trials are being conducted, the Data Safety Monitoring Board for such trial or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug or therapeutic biologic, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience delays in the completion of, or termination of, any clinical trial of any of our potential future product candidates, the commercial prospects of such product candidate will be harmed, and our ability to generate product revenue from such product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow our product development and approval process and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may materially and adversely affect our business, financial condition, results of operations and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our potential future product candidates.

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may not be able to initiate or continue clinical trials for our potential future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities. In particular, we are preparing to advance a product candidate related to our IMM-BCP-01 program into a Phase 1 clinical trial in humans in 2021 with large scale vaccinations being undertaken across the country, potentially limiting the number of patients willing, or eligible, to enter clinical trials. We cannot predict how difficult it will be to enroll subjects for trials. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

●	the severity of the disease under investigation;
●	the patient eligibility criteria defined in the clinical trial protocol;
●	the size of the patient population required for analysis of the trial’s primary endpoints;
●	the existence of approved vaccines, or ones available under Emergency Use Authorizations, may limit the overall number of COVID-19 positive patients;
●	the existence of approved antibody therapies, or ones available under Emergency Use Authorizations, for treating similar patient populations may limit recruitment into the clinical trial;
●	the willingness or availability (including legality under applicable COVID-19 shelter-in-place, stay-at-home or similar regulations) of patients to participate in our trials (including due to fears of contracting COVID-19 or preference for vaccination compared to enrollment in a clinical trial);
●	the proximity and availability of clinical trial sites for prospective patients;
●	the patient referral practices of physicians;
●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
●	clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating;
●	our ability to obtain and maintain patient consents; and
●	the risk that patients enrolled in clinical trials will drop out of the trials before completion.

In addition, our future clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Additionally, because we anticipate that some of our clinical trials will be in patients with advanced solid tumors, the patients are typically in the late stages of the disease and may experience disease progression or adverse events independent from our product candidates, making them unevaluable for purposes of the trial and requiring additional enrollment. Delays in patient enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

We have not yet tested any product candidates in clinical trials. Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials.

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Preclinical tests and Phase 1 and Phase 2 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical or animal studies and early clinical trials does not ensure that later large-scale efficacy trials will be successful nor does it predict final results. Our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials.

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may experience regulatory delays or rejections as a result of many factors, including changes in regulatory policy during the period of our product candidate development. Any such delays could negatively impact our business, financial condition, results of operations and prospects.

Preliminary results from our preclinical studies and clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish preliminary results from our preclinical studies and clinical trials. Interim results from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

We may attempt to secure approval from the FDA through the use of accelerated approval pathways. If unable to obtain approval via the accelerated approval pathway, we may be required to conduct additional preclinical studies or clinical trials which could increase the expense of obtaining, reduce the likelihood of obtaining or delay the timing of obtaining, necessary marketing approvals. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw accelerated approval.

We may seek an accelerated approval development pathway for our product candidates. Under the accelerated approval provisions of the Federal Food, Drug, and Cosmetic Act, or the FDCA, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product designed to treat a serious or life-threatening condition that provides meaningful therapeutic advantage over available therapies and demonstrates an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval development pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical profile or risks and benefits for accelerated approval. The FDA may require that any such confirmatory study be initiated or substantially underway prior to the submission of an application for accelerated approval. If such post-approval studies fail to confirm the drug’s clinical profile or risks and benefits, the FDA may withdraw its approval of the drug.

If we choose to pursue accelerated approval, we intend to seek feedback from the FDA or will otherwise evaluate our ability to seek and receive such accelerated approval. There can be no assurance that, after our evaluation of the feedback from the FDA or other factors, we will decide to pursue or submit a BLA for accelerated approval or any other form of expedited development, review or approval. Furthermore, if we submit an application for accelerated approval, there can be no assurance that such application will be accepted or that approval will be granted on a timely basis, or at all. Particularly as it relates to our IMM-BCP-01 program, the existence of approved vaccines, or ones available under Emergency Use Authorizations, may cause the FDA to limit the number of additional accelerated approvals granted. The FDA also could require us to conduct further studies or trials prior to considering our application or granting approval of any type. We might not be able to fulfill the FDA’s requirements in a timely manner, which would cause delays, or approval might not be granted because our submission is deemed incomplete by the FDA.

Even if we receive accelerated approval from the FDA, we will be subject to rigorous post-marketing requirements, including the completion of confirmatory post-market clinical trials to verify the clinical benefit of the product, and submission to the FDA of all promotional materials prior to their dissemination. The FDA could seek to withdraw accelerated approval for multiple reasons, including if we fail to conduct any required post-market study with due diligence; a post-market study does not confirm the predicted clinical benefit; other evidence shows that the product is not safe or effective under the conditions of use; or we disseminate promotional materials that are found by the FDA to be false and misleading.

A failure to obtain accelerated approval or any other form of expedited development, review or approval for a product candidate that we may choose to develop would result in a longer time period prior to commercializing such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

We may not elect or be able to take advantage of any expedited development or regulatory review and approval processes available to product candidates granted breakthrough therapy or fast track designation by the FDA.

We intend to evaluate and engage in discussions with the FDA on regulatory strategies that could enable us to take advantage of expedited development pathways for certain of our future product candidates, although we cannot be certain that our future product candidates will qualify for any expedited development pathways or that regulatory authorities will grant, or allow us to maintain, the relevant qualifying designations. Potential expedited development pathways that we could pursue include breakthrough therapy and fast track designation.

Breakthrough therapy designation is intended to expedite the development and review of product candidates that are designed to treat serious or life-threatening diseases when preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation of a product candidate as a breakthrough therapy provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate and ensure collection of appropriate data needed to support approval; more frequent written correspondence from FDA about such things as the design of the proposed clinical trials and use of biomarkers; intensive guidance on an efficient drug development program, beginning as early as Phase 1; organizational commitment involving senior managers; and eligibility for rolling review and priority review.

Fast track designation is designed for product candidates intended for the treatment of a serious or life-threatening disease or condition, where nonclinical or clinical data demonstrate the potential to address an unmet medical need for this disease or condition.

Accordingly, even if we believe a particular future product candidate is eligible for breakthrough therapy or fast track designation, we cannot assure you that the FDA would decide to grant it. Breakthrough therapy designation and fast track designation do not change the standards for product approval, and there is no assurance that such designation or eligibility will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the breakthrough therapy designation or fast track designation. Thus, even if we do receive breakthrough therapy or fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw breakthrough therapy or fast track designation if it believes that the product no longer meets the qualifying criteria. Our business may be harmed if we are unable to avail ourselves of these or any other expedited development and regulatory pathways.

The market may not be receptive to our potential future product candidates, and we may not generate any revenue from the sale, partnering or licensing of our product candidates.

Even if regulatory approval is obtained for a product candidate, including the product candidates resulting from our IMM-BCP-01 and IMM-ONC-01 programs, we may not generate or sustain revenue from sales of the corresponding product. Market acceptance of our potential future product candidates will depend on, among other factors:

●	the timing of our receipt of any marketing and commercialization approvals;
●	the terms of any approvals and the countries in which approvals are obtained;
●	the safety and efficacy of our product candidates;
●	the prevalence and severity of any adverse side effects associated with our product candidates;
●	limitations or warnings contained in any labeling approved by the FDA or other regulatory authority;
●	relative convenience and ease of administration of our product candidates;
●	the success of our physician education programs;
●	the availability of coverage and adequate government and third-party payor reimbursement;
●	the pricing of our products, particularly as compared to alternative treatments; and
●	availability of alternative effective treatments for the disease indications our product candidates are intended to treat and the relative risks, benefits and costs of those treatments.

If any product candidate we commercialize fails to achieve market acceptance, it could have a material and adverse effect on our business, financial condition, results of operations and prospects.

If the market opportunities for our potential future product candidates are smaller than we believe they are, our future product revenues may be adversely affected and our business may suffer.

Our understanding of the number of people who suffer from certain types of cancers and tumors that may be able to be treated with antibodies that have been and may in the future be identified by our discovery engine is based on estimates. These estimates may prove to be incorrect, and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States or elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our potential future product candidates or patients may become increasingly difficult to identify and access, all of which would adversely affect our business prospects and financial condition. In particular, the treatable population for various oncology indications may further be reduced if our estimates of addressable populations are erroneous or sub-populations of patients do not derive benefit from our future product candidates. In addition, the actual market size for any potential antibody cocktail product candidate may be smaller than our current estimates if current or future vaccines are successful against SARS-CoV-2 and new variants or if a treatment for COVID-19 and new variants is developed, which could adversely affect our business or growth prospects.

Further, there are several factors that could contribute to making the actual number of patients who receive our potential future product candidates less than the potentially addressable market. These include the lack of widespread availability of, and limited reimbursement for, new therapies in many underdeveloped markets.

If any potential future product candidate begins clinical trials or receives marketing approval and we or others later identify undesirable side effects caused by the product candidate, our ability to market and derive revenue from the product candidate could be compromised.

Undesirable side effects caused by any potential future product candidate could cause regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. While we have not yet initiated clinical trials for product candidates resulting from our IMM-BCP-01 or IMM-ONC-01 programs or any potential future product candidate, it is likely that there will be side effects associated with their use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of these side effects. In such an event, our trials could be suspended or terminated and the FDA or other regulatory authorities could order us to cease further development of or deny approval of a product candidate for any or all targeted indications. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may materially and adversely affect our business and financial condition and impair our ability to generate revenues.

Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of a product candidate may only be uncovered when a significantly larger number of patients are exposed to the product candidate or when patients are exposed for a longer period of time.

In the event that any of our potential future product candidates receive regulatory approval and we or others identify undesirable side effects caused by one of these products, any of the following adverse events could occur, which could result in the loss of significant revenue to us and materially and adversely affect our results of operations and business:

●	regulatory authorities may withdraw their approval of the product or seize the product;
●	we may be required to recall the product, change the way the product is administered to patients, conduct additional preclinical studies or clinical trials or change the labeling of the product;
●	additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof;
●	we may be subject to fines, injunctions or the imposition of civil or criminal penalties;
●	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication or a limitation on the indications for use or impose restrictions on the distribution in the form of a Risk Evaluation and Mitigation Strategy, or REMS, in connection with approval;
●	we could be sued and held liable for harm caused to patients;
●	the product may become less competitive; and
●	our reputation may suffer.

If any of our product candidates is approved for marketing and commercialization in the future and we are unable to develop sales, marketing and distribution capabilities on our own or enter into agreements with third parties to perform these functions on acceptable terms, we will be unable to successfully commercialize any such future products.

We currently have no sales, marketing or distribution capabilities or experience. We will need to develop internal sales, marketing and distribution capabilities to commercialize each potential future product candidate that gains FDA approval, which would be expensive and time-consuming, or enter into strategic partnerships with third parties to perform these services. If we decide to market any approved products directly, we will need to commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and supporting distribution, administration and compliance capabilities. If we rely on third parties with such capabilities to market any approved products or decide to co-promote products with partners, we will need to establish and maintain marketing and distribution arrangements with third parties, and there can be no assurance that we will be able to enter into such arrangements on acceptable terms or at all. In entering into third-party marketing or distribution arrangements, any revenue we receive will depend upon the efforts of the third parties and we cannot assure you that such third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance for any approved product. If we are not successful in commercializing any product approved in the future, either on our own or through third parties, our business and results of operations could be materially and adversely affected.

Our future growth may depend, in part, on our ability to operate in foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future growth may depend, in part, on our ability to develop and commercialize product candidates in foreign markets for which we may rely on strategic partnership with third parties. We will not be permitted to market or promote any product candidate before we receive regulatory approval from the applicable regulatory authority in a foreign market, and we may never receive such regulatory approval for any product candidate. To obtain separate regulatory approval in foreign countries, we generally must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of a product candidate, and we cannot predict success in these jurisdictions. If we obtain approval of any of our potential future product candidates and ultimately commercialize any such product candidate in foreign markets, we would be subject to risks and uncertainties, including the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements and the reduced protection of intellectual property rights in some foreign countries.

Our business entails a significant risk of product liability, and our inability to obtain sufficient insurance coverage could have a material and adverse effect on our business, financial condition, results of operations and prospects.

As we move into conducting preclinical studies and clinical trials of our potential future product candidates, we will be exposed to significant product liability risks inherent in the development, testing, manufacturing and marketing of antibody treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an FDA investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our stock price. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, our partners or we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects.

If we choose to pursue strategic transactions, we may not be able to enter into such transactions on acceptable terms, if at all, which could adversely affect our ability to develop and commercialize potential future product candidates, impact our cash position, increase our expense, and present significant distractions to our management.

From time to time, we may consider strategic transactions, such as collaborations, acquisitions of companies, asset purchases, joint ventures and out- or in-licensing of product candidates or technologies. For example, we will evaluate and, if strategically attractive, may seek to enter into collaborations, including with biotechnology or biopharmaceutical companies or hospitals. The competition for partners is intense, and the negotiation process is time-consuming and complex. If we desire to enter into strategic transactions but are not able to do so, we may not have access to required liquidity or expertise to further develop our potential future product candidates or our discovery engine. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. We may acquire additional technologies and assets, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business, but we may not be able to realize the benefit of acquiring such assets. Conversely, any new collaboration that we do enter into may be on terms that are not optimal for us. These transactions would entail numerous operational and financial risks, including:

●	exposure to unknown liabilities;
●	disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies;
●	incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs;
●	higher-than-expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses;
●	difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business;
●	impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership; and
●	the inability to retain key employees of any acquired business.

Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and our business could be materially harmed by such transactions. Conversely, any failure to enter any collaboration or other strategic transaction that would be beneficial to us could delay the development and potential commercialization of our product candidates and have a negative impact on the competitiveness of any product candidate that reaches market.

In addition, to the extent that any of our future partners were to terminate a collaboration agreement, we may be forced to independently develop our future product candidates, including funding preclinical studies or clinical trials, assuming marketing and distribution costs and maintaining, enforcing and defending intellectual property rights, or, in certain instances, abandon product candidates altogether, any of which could result in a change to our business plan and materially harm our business, financial condition, results of operations and prospects.

If third parties on which we intend to rely to conduct our current and future preclinical and clinical studies do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our programs could be delayed with material and adverse impacts on our business and financial condition.

We intend to rely on third-party clinical investigators, contract research organizations, or CROs, clinical data management organizations and consultants to design, conduct, supervise and monitor certain preclinical studies and any clinical trials. Because we intend to rely on these third parties and will not have the ability to conduct certain preclinical studies or clinical trials independently, we will have less control over the timing, quality and other aspects of such preclinical studies and clinical trials than we would have had we conducted them on our own. These investigators, CROs and consultants will not be our employees and we will have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we may contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.

If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy legal and regulatory requirements for the conduct of preclinical studies or clinical trials or meet expected deadlines, our clinical development programs could be delayed and otherwise adversely affected. In all events, we will be responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the general investigational plan and protocols for the trial. The FDA requires certain preclinical studies to be conducted in accordance with good laboratory practices and clinical trials must be conducted in accordance with good clinical practices, including for designing, conducting, recording and reporting the results of preclinical studies and clinical trials to ensure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control will not relieve us of these responsibilities and requirements. Any adverse development or delay in our clinical trials could have a material and adverse impact on our commercial prospects and may impair our ability to generate revenue.

Because we may rely on third parties for manufacturing, supply and testing of our future product candidates, some of which may be sole source vendors, for preclinical and clinical development materials and commercial supplies, our supply may become limited or interrupted or may not be of satisfactory quantity or quality.

We rely on third-party contract manufacturers for our preclinical and future clinical trial product materials and commercial supplies. As part of this, we have engaged Abzena as our contract manufacturing and development organization for our IMM-BCP-01 and IMM-ONC-01 programs. We do not intend to produce any meaningful quantity of our future product candidates for preclinical and clinical development through our internal resources, and we do not currently own manufacturing facilities for producing such supplies. While we intend to avoid sole-source arrangements with any of our manufacturing, supply and testing vendors, it may not always be possible to do so. We cannot assure you that our preclinical or future clinical development product supplies and commercial supplies will not be limited or interrupted, especially with respect to any sole source third-party manufacturing and supply partners, or will be of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. For any future sole source third-party manufacturing and supply partners, we may be unable to negotiate binding agreements with them or find replacement manufacturers to support our preclinical and future clinical activities at commercially reasonable terms in the event that their services to us becomes interrupted for any reason. Establishing additional or replacement sole source vendors, if required, may not be accomplished quickly. Any delays resulting from manufacturing or supply interruptions associated with our reliance on third-party manufacturing and supply partners, including those that may be sole source, could impede, delay, limit or prevent our drug development efforts, which could harm our business, result of operations, financial condition and prospects.

The manufacturing process for a product candidate is subject to FDA and other regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as cGMP. In the event that any of our future manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, or at all. In some cases, the technical skills or technology required to manufacture our future product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

We also expect to continue to rely on third-party manufacturers, including if we receive regulatory approval for any of our product candidates and we may enter into additional manufacturing arrangements with third parties in the future. We depend on these third parties, and likely will continue to depend on them, to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to maintain or obtain third-party manufacturing for any product candidate, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Our or a third party’s failure to execute on our manufacturing requirements and comply with cGMP could adversely affect our business in a number of ways, including:

●	an inability to initiate or continue clinical trials of any product candidates then under development;
●	delay in submitting regulatory applications, or receiving regulatory approvals, for product candidates;
●	loss of the cooperation of a potential future partner;
●	subjecting third-party manufacturing facilities or our potential future manufacturing facilities to additional inspections by regulatory authorities;
●	requirements to cease distribution or to recall batches of product candidates; and
●	in the event of approval to market and commercialize a product candidate, an inability to meet commercial demands for our products.

Our third-party manufacturers may be unable to successfully scale manufacturing of our potential future product candidates in sufficient quality and quantity, which would delay or prevent us from developing product candidates and commercializing approved products, if any.

In order to conduct our research and development efforts, including clinical trials, for our potential future product candidates, we will need to manufacture large quantities of these product candidates. If the product candidates are commercialized, we will need to scale up our manufacturing efforts even further. We have engaged Abzena as our contract development and manufacture organization for both of our current programs, and currently expect to continue to use Abzena and other third parties for our manufacturing needs. Our manufacturing partners may be unable to successfully increase the manufacturing capacity for any potential future product candidate in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities and our manufacturers may fail to perform under their contracts with us, which could result in an unexpected need to change manufacturers. If our manufacturing partners are unable to successfully scale the manufacture of any of our product candidates or, if successful, products, in sufficient quality and quantity, the development, testing and clinical trials of that product candidate or product may be delayed or infeasible, and regulatory approval or commercial launch of any potential resulting product may be delayed or not obtained, which could significantly harm our business.

We have received funding under the Coronavirus Aid, Relief and Economic Security (CARES) Act.

On April 30, 2020, we executed a promissory note in favor of Silicon Valley Bank evidencing an unsecured loan, or the PPP loan, in the aggregate principal amount of approximately $0.5 million, which was made pursuant to the Paycheck Protection Program, or the PPP, established under the CARES Act, administered by the U.S. Small Business Administration, or the SBA. The promissory note provides for a fixed interest rate of one percent per year with a maturity date of April 30, 2022.  The loan may be prepaid by the Company at any time prior to April 30, 2022 with no prepayment penalties or premiums. The Company has used all proceeds from the loan to retain employees, maintain payroll and make lease and utility payments. Under the terms of the CARES Act, loan recipients can apply for and be granted forgiveness for all or a portion of the loans granted under the PPP. Such forgiveness will be subject to approval by the SBA and the lender and determined, subject to limitations, based on factors set forth in the CARES Act, including verification of the use of loan proceeds for payment of payroll costs and payments of mortgage interest, rent and utilities. In the event the loan, or any portion thereof, is forgiven, the amount forgiven is applied to outstanding principal. If the loan is not forgiven, we will be required to repay the outstanding principal, along with accrued interest. In January 2021, the Company applied for loan forgiveness; however, no assurance can be given that the Company will ultimately obtain forgiveness of the PPP loan in whole or in part.

Any inability to attract and retain qualified key management, technical personnel and employees would impair our ability to implement our business plan.

Our success largely depends on the continued service of key management, advisors and other specialized personnel. While we have a written employment agreement with each of our key employees, those employment arrangements are at-will and could be terminated at any time. The loss of one or more members of our executive team, management team or other key employees or advisors could delay our research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects. We do not currently maintain “key man” insurance on any of our executive officers.

In November 2020, our board of directors appointed Diane Marcou as our Interim Chief Financial Officer until a permanent successor can be named. We have an ongoing search in process to select the Company's next Chief Financial Officer. Leadership transitions can be inherently difficult to manage, and an inadequate transition to a permanent Chief Financial Officer may cause disruption within the Company. In addition, if we are unable to attract and retain a qualified candidate to become the permanent Chief Financial Officer in a timely manner, our financial performance and ability to meet operational goals and strategic plans could be adversely impacted.

The relationships that our key management team members have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel because of the highly technical nature of our product candidates and technologies and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations.

As of December 31, 2020, we had 23 full-time employees. Our focus on the development of our potential future product candidates will require adequate staffing. We may need to hire and retain new employees to execute our future clinical development and manufacturing plans. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to advance our platform, develop our potential future product candidates or run our operations or to accomplish all of our objectives.

We may experience difficulties in managing our growth and expanding our operations.

We have limited experience in product development or clinical trials for any product candidate. As our potential future product candidates enter and advance through preclinical studies and any clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. We may also experience difficulties in the discovery and development of new potential future product candidates using the Immunome discovery engine if we are unable to meet demand as we grow our operations. In the future, we also expect to have to manage additional relationships with collaborators, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures and secure adequate facilities for our operational needs. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

Our employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by employees could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we may establish, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. For example, individuals conducting the non-interventional clinical studies that we sponsor through which we obtain antibodies for development into potential antibody-based therapeutics may violate applicable laws and regulations regarding patients’ personal data. It is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a material and adverse effect on our business and financial condition, including the imposition of significant criminal, civil, and administrative fines or other sanctions, such as monetary penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government-funded healthcare programs, such as Medicare and Medicaid, integrity obligations, reputational harm and the curtailment or restructuring of our operations.

Failure to comply with health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation or adverse publicity and could negatively affect our operating results and business.

We and our current and potential collaborators may be subject to federal, state and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws (e.g., the Health Insurance Portability and Accountability Act, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH), state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the HIPAA, as amended by HITECH, or other privacy and data security laws. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

International data protection laws, including Regulation 2016/679, known as the General Data Protection Regulation, or GDPR, may also apply to health-related and other personal information obtained outside of the United States. The GDPR went into effect on May 25, 2018. The GDPR introduced new data protection requirements in the European Union, as well as potential fines for noncompliant companies of up to the greater of €20 million or 4% of annual global revenue. The regulation imposes numerous new requirements for the collection, use and disclosure of personal information, including more stringent requirements relating to consent and the information that must be shared with data subjects about how their personal information is used, the obligation to notify regulators and affected individuals of personal data breaches, extensive new internal privacy governance obligations and obligations to honor expanded rights of individuals in relation to their personal information (e.g., the right to access, correct and delete their data). In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR will increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Further, national laws of member states of the EU are in the process of being adapted to the requirements under the GDPR, thereby implementing national laws which may partially deviate from the GDPR and impose different obligations from country to country, so that we do not expect to operate in a uniform legal landscape in the EEA. Also, as it relates to processing and transfer of genetic data, the GDPR specifically allows national laws to impose additional and more specific requirements or restrictions, and European laws have historically differed quite substantially in this field, leading to additional uncertainty. Finally, the United Kingdom’s vote in favor of exiting the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated.

In addition, many state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways, are often not pre-empted by HIPAA, and may have a more prohibitive effect than HIPAA, thus complicating compliance efforts. California recently enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA will require covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA went into effect on January 1, 2020, and the California Attorney General commenced bringing enforcement actions for violations starting on July 1, 2020. The CCPA was amended on September 23, 2018, and it remains unclear what, if any, further modifications will be made to this legislation or how it will be interpreted. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. As currently written, the CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend and could result in adverse publicity that could harm our business.

If we experience security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data or personal data, we may face costs, significant liabilities, harm to our brand and business disruption.

In connection with the Immunome discovery engine and efforts, we may collect and use a variety of personal data, such as name, mailing address, email addresses, phone number and clinical trial information. Although we have extensive measures in place to prevent the sharing and loss of patient data in our sample collection process associated with our discovery platform, any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state (e.g., state breach notification laws), federal (e.g., HIPAA, as amended by HITECH), and international law (e.g., the GDPR). Additionally, we are aware that hackers have recently been targeting healthcare organizations and businesses working to develop treatments for COVID-19 and vaccines against the SARS-CoV-2 virus. Our work to develop a potential antibody cocktail product candidate may make us a more attractive target for a cyber-attack. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data may cause a material adverse impact to our reputation, affect our ability to conduct new studies and potentially disrupt our business. We may also rely on third-party service providers to host or otherwise process some of our data and that of users, and any failure by such third party to prevent or mitigate security breaches or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such security or data privacy breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business.

We depend on sophisticated information technology systems to operate our business and a cyber-attack or other breach of these systems could have a material adverse effect on our business.

We rely on information technology systems that we or our third-party vendors operate to process, transmit and store electronic information in our day-to-day operations. The size and complexity of our information technology systems makes them vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy or other significant disruption. Additionally, we are aware that hackers have recently been targeting healthcare organizations and businesses working to develop treatments for COVID-19 and vaccines against the SARS-CoV-2 virus. Our work to develop a potential antibody cocktail product candidate may make us a more attractive target for a cyber-attack. A successful attack could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyber-attacks are becoming more sophisticated and frequent. We have invested in our systems and the protection and recoverability of our data to reduce the risk of an intrusion or interruption, and we monitor and test our systems on an ongoing basis for any current or potential threats. There can be no assurance that these measures and efforts will prevent future interruptions or breakdowns. If we or our third-party vendors fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to these systems, we or our third-party vendors could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows.

Our information technology systems could face serious disruptions that could adversely affect our business.

Our information technology and other internal infrastructure systems, including corporate firewalls, servers, leased lines and connection to the internet, face the risk of systemic failure that could disrupt our operations. A significant disruption in the availability of our information technology and other internal infrastructure systems could cause interruptions and delays in our research and development work. Additionally, some of the information technology on which our discovery engine is based is provided by a single, third-party supplier. Any disruption in this third party’s technology or infrastructure could materially impact our ability utilize the Immunome discovery engine and could delay our research and development efforts.

If we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected.

Our research, development and manufacturing involves the use of hazardous materials and various chemicals. We maintain quantities of various flammable and toxic chemicals in our facilities that are required for our research, development and manufacturing activities. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. We believe our procedures for storing, handling and disposing of these materials in our facilities comply with the relevant guidelines of the Commonwealth of Pennsylvania and the Occupational Safety and Health Administration of the U.S. Department of Labor. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards mandated by applicable regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of animals and biohazardous materials. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. Although we have some environmental liability insurance covering certain of our facilities, we may not maintain adequate insurance for all environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological or hazardous materials. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

Our current laboratory operations are concentrated in one location, and we or the third parties upon whom we depend may be adversely affected by natural or other disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our current business operations are concentrated in the greater Philadelphia area. Any unplanned event, such as flood, fire, explosion, extreme weather condition, medical epidemics, including any potential effects from the ongoing COVID-19 pandemic, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities or the manufacturing facilities of our third-party contract manufacturers, or lose our repository of blood-based and other valuable laboratory samples, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Natural disasters such as tornadoes, hurricanes, earthquakes, wildfires, floods or tsunamis or pandemics, such as the ongoing COVID-19 pandemic, could further disrupt our operations, and have a material negative impact on our business, financial condition, results of operations and prospects. For example, we have instituted a temporary work from home policy for our non-

laboratory personnel and it is possible that this could have a negative impact on the execution of our business plans and operations. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business and financial condition.

Risks Related to Our Intellectual Property

If we are unable to obtain or protect intellectual property rights related to our technology and future product candidates, or if our intellectual property rights are inadequate, we may not be able to compete effectively.

Our success depends in part on our ability to obtain and maintain protection for our owned and in-licensed intellectual property rights and proprietary technology. We rely on patents and other forms of intellectual property rights, including in-licenses of intellectual property rights and biologic materials of others, to protect our current or future discovery platform, product candidates, methods used to manufacture our future product candidates, and methods for treating patients using our future product candidates.

We in-license exclusive rights, including patents and patent applications, relating to the Immunome discovery engine Patent applications for this in-licensed technology are still pending before the U.S. Patent and Trademark Office and other national patent offices. There is no guarantee that such patent applications will issue as patents, nor any guarantee that issued patents will provide adequate protection for the in-licensed technology or any meaningful competitive advantage.

We also own 11 PCT national phase patent applications, including in the United States, on our own technology relating to the Immunome discovery engine. There is no guarantee that any patent covering this technology will issue from the patent application we own, or, if it does, that the issued claims will provide adequate protection for the Immunome discovery engine or any meaningful competitive advantage.

In addition, under the DoD Agreement, we have a duty to disclose each invention that we conceive or reduce to practice in performing the agreement. If we fail to strictly follow these disclosure requirements, the U.S. government could receive a nonexclusive license to intellectual property developed under or outside the scope of this agreement to commercialize the prototype project. For each invention developed under this agreement, the U.S. government has a nonexclusive, nontransferable, irrevocable, paid-up license to practice or have practiced such invention on behalf of the U.S. government.

We currently do not own or in-license any issued patents or pending non-provisional patent applications in connection with any particular product candidate. We have filed multiple provisional patent applications in the United States and several Patent Cooperation Treaty, or PCT, patent applications in connection with antibodies identified by the Immunome discovery engine and related antibody variants. Subject matter disclosed in a United States provisional patent application is not eligible to be issued in a patent until, among other things, we file a corresponding non-provisional patent application within 12 months of the filing date of the provisional patent application. If we do not timely file non-provisional patent applications, we may lose our priority dates with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. A PCT patent application is an international patent application and a type of non-provisional patent application but one that does not directly mature into a granted patent. A PCT patent application must enter the national phase, be filed in the patent office of a PCT member country or region where it is examined and from which a country patent may or may not be granted. If a PCT national phase application is not filed in a PCT member country or region, no patent will result in that country or region from that particular PCT patent application. We expect to file PCT national phase applications in commercially appropriate countries or regions based upon factors such as the invention that is the subject of the application, likely patentability, country laws regarding patent eligibility and business opportunity but do not expect to file PCT national phase applications in all PCT member countries or regions and may forgo national phase filing for a given PCT patent application. Moreover, there is no guarantee that any current or future patent applications will result in the issuance of patents that will effectively protect the Immunome discovery engine or our future product candidates or will effectively prevent others from commercializing competitive products.

The patent prosecution process is expensive, complex and time-consuming. Patent license negotiations also can be complex and protracted, with uncertain results. We may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patents and patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. The patent applications that we own or in-license may fail to result in issued patents, and, even if they do issue as patents, such patents may not cover our current or future technologies or product candidates in the United States or in other countries or provide sufficient protection from competitors. In addition, because the coverage claimed in a patent application can be significantly reduced before the patent is issued, any patent that issues may not provide sufficient scope to exclude competitors, which may materially harm our business.

We may be unaware of prior art that could be used to invalidate an issued patent or to prevent our owned or in-licensed pending patent applications from issuing as patents. While we strive to ensure patentability, there is no guarantee that all relevant prior art relating to our owned or in-licensed patents and patent applications has been found. For example, publications of discoveries in scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, and in some cases not at all. We also cannot know with certainty whether we or our licensors were the first to make the inventions claimed in our owned or in-licensed patents or pending applications, or that we or our licensors were the first to file for patent protection of such inventions. Prior art may be used to invalidate our patents or narrow their scope of protection. Any such invalidation or narrowing of our patent rights, including in-licensed patent rights, could materially harm our business.

The patent positions of biopharmaceutical companies are generally uncertain because they may involve complex legal and factual considerations that have, in recent years, been the subject of legal development and change. As a result, the issuance, scope, validity, enforceability and commercial value of our pending patent rights is uncertain. The standards applied by the United States Patent and Trademark Office, or USPTO, and foreign patent offices in granting patents are not always certain and moreover, are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in patents. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our owned or in-licensed patents or narrow the scope of our patent protection.

Even if patents do successfully issue and even if such patents cover our current or any future technologies or product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated, or held unenforceable. Any successful challenge to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any current or future technologies or product candidates that we may develop. Likewise, if patent applications we own or have in-licensed with respect to our development programs and current or future technologies or product candidates fail to issue, if their breadth or strength is threatened, or if they fail to provide meaningful exclusivity, other companies could be dissuaded from collaborating with us to develop current or future technologies or product candidates. Lack of valid and enforceable patent protection could threaten our ability to commercialize current or future products and could prevent us from maintaining exclusivity with respect to the invention or feature claimed in the patent applications. Any failure to obtain or any loss of patent protection could have a material adverse impact on our business and ability to achieve profitability. We may be unable to prevent competitors from entering the market with a product that is similar to or the same as our future product candidates.

The filing of a patent application or the issuance of a patent is not conclusive as to its ownership, inventorship, scope, patentability, validity or enforceability. Issued patents and patent applications may be challenged in the courts and in the patent office in the United States and abroad. For example, our applications or applications filed by our licensors may be challenged through third-party submissions, opposition or derivation proceedings. By further example, our issued patents or the issued patents we in-license may be challenged through reexamination, inter partes review or post-grant review proceedings before the patent office, or in declaratory judgment actions or counterclaims. An adverse determination in any such submission, proceeding or litigation could prevent the issuance of, reduce the scope of, invalidate or render unenforceable our owned or in-licensed patent rights; limit our ability to stop others from using or commercializing similar or identical platforms and products; allow third parties to compete directly with us without payment to us; or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our owned or in-licensed patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future platforms or product candidates. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Moreover, some of our owned and in-licensed patents and patent applications are or may in the future be co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent application, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. We may need the cooperation of any such co-owners of our patents to enforce such patents against third parties, and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on our competitive position, business prospects and financial conditions.

Our in-licensed patent rights from academic institutions are subject to a standard research purpose reservation of rights by one or more third parties. In addition, the academic institutions may co-own rights with a governmental entity. As a result, the U.S. government may have certain rights, including so-called march-in rights, to such patent rights and any products or technology developed from such patent rights. When new technologies are developed with U.S. government funding, the U.S. government generally obtains certain rights in any resulting patents, including a nonexclusive license authorizing the U.S. government to use the invention for non-commercial purposes. These rights may permit the U.S. government to disclose our confidential information to third parties and to exercise march-in rights to use or to allow third parties to use our licensed technology. The U.S. government can exercise its march-in rights if it determines that action is necessary because we fail to achieve the practical application of government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in any such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any exercise by the U.S. government of such rights could harm our competitive position, business, financial condition, results of operations and prospects.

If we fail to comply with our obligations under any license, collaboration or other intellectual property-related agreements, we may be required to pay damages and could lose intellectual property rights that may be necessary for developing, commercializing and protecting our current or future technologies or product candidates or we could lose certain rights to grant sublicenses.

We are reliant upon in-licenses to certain patent rights and proprietary technology from third parties that are important or necessary to the Immunome discovery engine and development of product candidates. Examples of these licensors include Whitehead, TJU and ArrayJet.

Our current license agreements impose, and any future license agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license. License termination could result in a material adverse effect on our inability to develop, manufacture and sell products that are covered by the licensed technology or could enable a competitor to gain access to the licensed technology. In certain circumstances, our licensed patent rights are subject to our reimbursing our licensors for their patent prosecution and maintenance costs. For example, our license agreements with Whitehead and TJU each require us to bear the costs of filing and maintaining patent applications, and our agreement with Arrayjet requires us to reimburse Arrayjet for applicable patent costs.

Furthermore, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement and defense of patents and patent applications that we license from third parties. For example, pursuant to our license agreements with Whitehead and TJU, while we may comment on patent applications and may lead enforcement of the patents and patent applications, the licensing institution is responsible for the preparation, filing, prosecution and maintenance and defense of the patents and patent applications; Arrayjet also retains prosecution and enforcement rights of the patents we license from Arrayjet. Therefore, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, and defended in a manner consistent with the best interests of our business. If our licensors and future licensors fail to prosecute, maintain, enforce and defend patents we may license, or lose rights to licensed patents or patent applications, our license rights may be reduced or eliminated. In such circumstances, our right to develop and commercialize any of our products or product candidates that is the subject of such licensed rights could be materially adversely affected.

Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing, misappropriating or otherwise violating the licensor’s intellectual property rights. In addition, while we cannot currently determine the amount of the royalty obligations we would be required to pay on sales of future products if infringement or misappropriation were found, those amounts could be significant. The amount of our future royalty obligations will depend on the technology and intellectual property we use in products that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability.

In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to disagreement regarding interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse impact on our business and ability to achieve profitability. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize any affected product candidates, which could have a material adverse effect on our business and financial conditions.

Patent terms may not be able to protect our competitive position for an adequate period of time with respect to our current or future technologies or product candidates.

Patents have a limited lifespan. In the United States, the standard patent term is typically 20 years after filing. Various extensions may be available. Even so, the life of a patent and the protection it affords are limited. As a result, our owned and in-licensed patent portfolio provides us with limited rights that may not last for a sufficient period of time to exclude others from commercializing products similar or identical to ours. For example, given the large amount of time required for the research, development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.

Extensions of patent term are available, but there is no guarantee that we would succeed in obtaining any particular extension — and no guarantee any such extension would confer patent term for a sufficient period of time to exclude others from commercializing products similar or identical to ours. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension). A patent term extension cannot extend the remaining term of a patent beyond 14 years from the date of product approval; only one patent may be extended; and extension is available for only those claims covering the approved drug, a method for using it, or a method for manufacturing it. The applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. An extension may not be granted or may be limited where there is, for example, a failure to exercise due diligence during the testing phase or regulatory review process, failure to apply within applicable deadlines, failure to apply before expiration of relevant patents, or some other failure to satisfy applicable requirements. If this occurs, our competitors may be able to launch their products earlier by taking advantage of our investment in development and clinical trials along with our clinical and preclinical data. This could have a material adverse effect on our business and ability to achieve profitability.

Changes in U.S. patent law or the patent law of other countries or jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our current or any future technologies or product candidates.

Changes in either the patent laws or interpretation of the patent laws in the United States or elsewhere could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. The United States has enacted and implemented wide-ranging patent reform legislation. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law, which could increase the uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation and switch the U.S. patent system from a “first-to-invent” system to a “first-to-file” system. Under a first-to-file system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. These provisions also allow third-party submission of prior art to the USPTO during patent prosecution and set forth additional procedures to challenge the validity of a patent by the USPTO administered post grant proceedings, including derivation, reexamination, inter partes review, post-grant review and interference proceedings. The USPTO developed additional regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and, in particular, the first-to-file provisions, became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our issued owned or in-licensed patents, all of which could have a material adverse impact on our business prospects and financial condition.

As referenced above, for example, courts in the United States continue to refine the heavily fact-and-circumstance-dependent jurisprudence defining the scope of patent protection available for therapeutic antibodies, narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. This creates uncertainty about our ability to obtain patents in the future and the value of such patents. We cannot provide assurance that future developments in U.S. Congress, the federal courts and the USPTO will not adversely impact our owned or in-licensed patents or patent applications. The laws and regulations governing patents could change in unpredictable ways that could weaken or prevent our and our licensors’ ability to obtain new patents or to enforce our existing owned or in-licensed patents and patents that we might obtain or in-license in the future. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may have a material adverse effect on our and our licensors’ ability to obtain new patents or to protect and enforce our owned or in-licensed patents or patents that we may obtain or in-license in the future.

Other companies or organizations may challenge our or our licensors’ patent rights or may assert patent rights that prevent us from developing and commercializing any future product candidates.

As the field of antibody-based therapeutics continues to mature, patent applications are being processed by national patent offices around the world. There is uncertainty about which patents will issue, and, if they do, there is uncertainty as to when, to whom, and with what claims. In addition, third parties may attempt to invalidate our or our licensors’ intellectual property rights. Even if such rights are not directly challenged, disputes could lead to the weakening of our or our licensors’ intellectual property rights. Our defense against any attempt by third parties to circumvent or invalidate our intellectual property rights could be costly to us, could require significant time and attention of our management, and could have a material and adverse impact on our profitability, financial condition and prospects or ability to successfully compete.

Further, we cannot guarantee that we are aware of all of patents and patent applications potentially relevant to our technology or products. We may not be aware of potentially relevant third-party patents or applications for several reasons. For example, U.S. applications filed before November 29, 2000, and certain U.S. applications filed after that date that will not be filed outside the U.S. remain confidential until patents issue. Patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our product candidates or platform technologies could have been filed by others without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our platform, our product candidates or the use of our technologies.

Thus, it is possible that one or more third parties will hold patent rights to which we will need a license, which may not be available on reasonable terms or at all. If such third parties refuse to grant us a license to such patent rights on reasonable terms or at all, we may be required to expend significant time and resources to redesign our technology, product candidates or the methods for manufacturing our product candidates, or to develop or license replacement technology, all of which may not be commercially or technically feasible. In such case, we may not be able to market such technology or product candidates and may not be able to perform research and development or other activities covered by these patents. This could have a material adverse effect on our ability to commercialize our product candidates and our business and financial condition.

We may not be able to protect our intellectual property rights throughout the world, which could negatively impact our business.

Filing, prosecuting and defending patents on current or future technologies or product candidates in all countries throughout the world would be prohibitively expensive. Competitors or other third parties may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export infringing products to territories where we have patent protection or licenses, but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Additionally, the laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as the laws in the United States. Many companies have encountered significant difficulties in protecting and defending such rights in such jurisdictions. The legal systems of certain countries, including certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology, which could make it difficult for us to stop the infringement of our owned and in-licensed patents or the marketing of competing products in violation of our intellectual property and proprietary rights generally. Proceedings to enforce our owned or in-licensed intellectual property and proprietary rights in foreign jurisdictions could result in substantial costs and could divert our efforts and attention from other aspects of our business. Such proceedings could also put our owned or in-licensed patents at risk of being invalidated or interpreted narrowly, could put our owned or in-licensed patent applications at risk of not issuing, and could provoke third parties to assert claims against us or our licensors. We or our licensors may not prevail in any lawsuits or other adversarial proceedings that we or our licensors initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our and our licensors’ efforts to enforce such intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or in-license.

Further, many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of its patents. If we or any of our licensors are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position in the relevant jurisdiction may be impaired and our business prospects may be materially adversely affected.

Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse impact on the success of our business.

Our commercial success depends, in part, upon our ability or the ability of our potential future collaborators to develop, manufacture, market and sell any future product candidates and to use our proprietary technologies without infringing, misappropriating or violating the proprietary and intellectual property rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights.

We or our licensors, or any future strategic partners, may be party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to any potential future product candidates and technologies, including derivation, reexamination, inter partes review, post-grant review or interference proceedings before the USPTO and similar proceedings in jurisdictions outside of the United States such as opposition proceedings. In some instances, we may be required to indemnify our licensors for the costs associated with any such adversarial proceedings or litigation. For example, we are obligated under our license agreements with Whitehead to indemnify, hold harmless and defend Whitehead for damages from any claim of any kind arising out of or related to the license agreement with Whitehead. Third parties may assert infringement claims against us, our licensors or our strategic partners based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation or other adversarial proceedings with us, our licensors or our strategic partners to enforce or otherwise assert their patent rights. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a material adverse impact on our ability to utilize the Immunome discovery engine or to commercialize any future product candidates. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity by presenting clear and convincing evidence of invalidity. There is no assurance that a court of competent jurisdiction, even if presented with evidence we believe to be clear and convincing, would invalidate the claims of any such U.S. patent.

Further, we cannot guarantee that we will be able to successfully settle or otherwise resolve such adversarial proceedings or litigation. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or to continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in marketing our product candidates. If we, or our licensors, or any future strategic partners are found to infringe, misappropriate or violate a third-party patent or other intellectual property rights, we could be required to pay damages, including treble damages and attorney’s fees, if we are found to have willfully infringed. In addition, we, or our licensors, or any future strategic partners may choose to seek, or be required to seek, a license from a third party, which may not be available on commercially reasonable terms, if at all. Even if a license can be obtained on commercially reasonable terms, the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us, and we could be required to make substantial licensing and royalty payments. We also could be forced, including by court order, to cease utilizing, developing, manufacturing and commercializing the Immunome discovery engine or product candidates deemed to be infringing. We may be forced to redesign current or future technologies or products. Any of the foregoing could have a material adverse effect on our ability to generate revenue or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations.

In addition, we or our licensors may find it necessary to pursue claims or to initiate lawsuits to protect or enforce our owned or in-licensed patent or other intellectual property rights. The cost to us in defending or initiating any litigation or other proceeding relating to our owned or in-licensed patent or other intellectual property rights, even if resolved in our favor, could be substantial, and any litigation or other proceeding could divert our management’s attention. Such litigation or proceedings could materially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. Some of our competitors may be able to more effectively sustain the costs of complex patent litigation because they may have substantially greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts and materially limit our ability to continue our operations. Furthermore, because of the substantial amount of discovery required in connection with certain such proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, such announcements could have a material adverse effect on the price of our common stock.

If we or our licensors were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates or our technology, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, claiming patent-ineligible subject matter, lack of novelty, indefiniteness, lack of written description, non-enablement, anticipation or obviousness. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. The outcome of such invalidity and unenforceability claims is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which we or our licensors and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we could lose at least part, and perhaps all, of the patent protection for one or more of our product candidates or certain aspects of our platform technology. Such a loss of patent protection could have a material adverse effect on our business, financial condition, results of operations and prospects. Patents and other intellectual property rights also will not protect our product candidates and technologies if competitors or third parties design around such product candidates and technologies without legally infringing, misappropriating or violating our owned or in-licensed patents or other intellectual property rights.

Intellectual property rights of third parties could adversely affect our ability to commercialize our current or future technologies or product candidates, and we might be required to litigate or obtain licenses from third parties to develop or market our current or future technologies or product candidates, which may not be available on commercially reasonable terms or at all.

Because the antibody therapeutics landscape is still evolving, it is difficult to conclusively assess our freedom to operate without infringing, misappropriating or violating third-party rights. There are numerous companies that have pending patent applications and issued patents broadly covering antibodies generally or covering antibodies directed against the same targets as, or targets similar to, those we are pursuing. Our competitive position may materially suffer if patents issued to third parties or other third-party intellectual property rights cover our current or future technologies product candidates or elements thereof or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize current or future technologies, product candidates unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our current or future technologies or product candidates. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our current or future technologies or product candidates. Additionally, claims in pending patent applications, subject to certain limitations, can be amended in a manner that could cover the Immunome discovery engine, our future product candidates, or the use of our technologies. If a third-party infringement claim should successfully be brought, we may be required to pay substantial damages or be forced to abandon our current or future technologies or product candidates or to seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

Third party intellectual property right holders may also actively bring infringement, misappropriation or violation or other claims alleging violations of intellectual property rights against us. We cannot guarantee that we will be able to successfully settle or otherwise resolve such claims. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or to continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in marketing our product candidates. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing any of our current or future technologies or product candidates that are held to be infringing, misappropriating or otherwise violating third-party intellectual property rights. We might, if possible, also be forced to redesign current or future technologies or product candidates so that we no longer infringe, misappropriate or violate the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business, which could have a material adverse effect on our financial condition and results of operations.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

As referenced above, in addition to seeking patent protection for certain aspects of our current or future technologies and product candidates, we also consider trade secrets, including confidential and unpatented know-how, important to the maintenance of our competitive position. However, trade secrets and know-how can be difficult to protect. We protect and plan to protect trade secrets and confidential and unpatented know-how, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to such knowledge, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants under which they are obligated to maintain confidentiality and to assign their inventions to us. Despite these efforts, we may not obtain these agreements in all circumstances. Moreover, individuals with whom we have such agreements may not comply with their terms. Any of these parties may breach such agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for any such breaches. We may also become involved in inventorship disputes relating to inventions and patents developed by our employees or consultants under such agreements. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret, or securing title to an employee- or consultant-developed invention if a dispute arises, is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts in the United States and certain foreign jurisdictions disfavor or are unwilling to protect trade secrets. Further, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent that competitor from using the technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be materially and adversely harmed.

We may be subject to claims that we or our employees or consultants have wrongfully used or disclosed alleged trade secrets or other proprietary information of our employees’ or consultants’ former employers or their clients.

Many of our employees or consultants and our licensors’ employees or consultants were previously employed at universities or biotechnology or biopharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that one or more of these employees or consultants or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of former employers. Litigation or arbitration may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or may be enjoined from using such intellectual property. Any such proceedings and possible aftermath would likely divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. A loss of key research personnel or their work product could limit our ability to commercialize, or prevent us from commercializing, our current or future technologies or product candidates, which could materially harm our business. Even if we are successful in defending against any such claims, litigation or arbitration could result in substantial costs and could be a distraction to management.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents or applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our owned and in-licensed patents or applications and any patent rights we may own or in-license in the future. The USPTO and various non-U.S. government patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply with these requirements, and we are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our in-licensed intellectual property. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market with similar or identical products or platforms, which could have a material adverse effect on our business prospects and financial condition.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we use for name recognition by potential partners or customers in our markets of interest. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be materially adversely affected. Additionally, while we own trademark registrations for the IMMUNOME mark, if such mark was challenged and found to be generic or merely descriptive, we could lose the ability to enforce our name against other parties, including competitors. Furthermore, if a party challenges our trademark rights in the IMMUNOME mark, we would need to expend resources defending our rights.

Intellectual property rights do not necessarily address all potential threats to our business.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business. The following examples are illustrative:

●	others may be able to make compounds or formulations that are similar to our product candidates, but that are not covered by the claims of any patents that we own, license or control;
●	we or any strategic partners might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own, license or control;
●	we or our licensors might not have been the first to file patent applications covering certain of our owned and in-licensed inventions;
●	others may independently develop the same, similar, or alternative technologies without infringing, misappropriating or violating our owned or in-licensed intellectual property rights;
●	it is possible that our owned or in-licensed pending patent applications will not lead to issued patents;
●	issued patents that we own, in-license, or control may not provide us with any competitive advantages, or may be narrowed or held invalid or unenforceable, including as a result of legal challenges;
●	our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights, and may then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such trade secrets or know-how; and
●	the patents of others may have an adverse effect on our business.

Should any of these events occur, they could have a material adverse impact on our business and financial condition.

Risks Related to Government Regulation

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, or the ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. Among the provisions of the ACA, of greatest importance to the pharmaceutical and biotechnology industry are the following:

●	an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs;
●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively, and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or AMP;
●	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics that are inhaled, infused, instilled, implanted or injected;
●	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;
●	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (and increased to 70% pursuant to the Bipartisan Budget Act of 2018, or BBA, starting January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
●	expansion of the entities eligible for discounts under the Public Health program;
●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
●	establishment of a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending; and
●	implementation of the federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act.”

Some of the provisions of the ACA have yet to be fully implemented, and there have been legal and political challenges to certain aspects of the ACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or the Tax Act, includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, that is commonly referred to as the “individual mandate.”

Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. On December 20, 2019, President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repeals the Cadillac tax, the health insurance provider tax, and the medical device excise tax. Further, the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Since then, the ACA risk adjustment program payment parameters have been updated annually. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is an inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review the case, although it is unclear when a decision will be made or how the Supreme Court will rule. In addition, there may be other efforts to challenge, repeal or replace the ACA.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional Congressional action is taken. These Medicare sequester reductions have been suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers. Additionally, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. On July 24, 2020, President Trump signed four Executive Orders aimed at lowering drug prices. The Executive Orders direct the Secretary of HHS to: (1) eliminate protection under an Anti-Kickback Statute safe harbor for certain retrospective price reductions provided by drug manufacturers to sponsors of Medicare Part D plans or pharmacy benefit managers that are not applied at the point-of-sale; (2) allow the importation of certain drugs from other countries through individual waivers, permit the re-importation of insulin products, and prioritize finalization of the proposed rule to permit the importation of drugs from Canada; (3) ensure that payment by the Medicare program for certain Medicare Part B drugs is not higher than the payment by other comparable countries (depending on whether pharmaceutical manufacturers agree to other measures); and (4) allow certain low-income individuals receiving insulin and epinephrine purchased by a Federally Qualified Health Center, or FQHC, as part of the 340B drug program to purchase those drugs at the discounted price paid by the FQHC.

In addition, in September 2020, the Executive Order of the President entitled "Lowering Drug Prices by Putting America First" (the "MFN Executive Order") was issued. The MFN Executive Order provides that it is "the policy of the United States that the Medicare program should not pay more for costly Part B or Part D prescription drugs or biological products than the most-favored-nation price" within the member countries of the Organization for Economic Co-operation and Development (the "MFN Price"); and directs the Secretary of the HHS to implement rulemaking to test a payment model (the "MFN Model") pursuant to which Medicare would pay no more than the MFN Price for certain drugs covered by Medicare Parts B and D. On November 20, 2020, HHS, acting through CMS, issued an interim final rule with comment period to implement the MFN Model (the "MFN Interim Final Rule"), which was intended to commence on January 1, 2021. The MFN Interim Final Rule has been challenged in court by various groups and individual companies. Preliminary injunctive relief preventing the MFN Interim Final Rule from becoming effective on January 1, 2021 has been granted and such relief has not been appealed. Similarly, President Biden and various members of the current U.S. Congress have indicated that lowering drug prices continues to be a legislative and political priority, and some have introduced proposals aimed at drug pricing. Although a number of these, and other potential, proposals will require additional authorization to become effective, Congress and the executive branch have each indicated that it will continue to seek new legislative or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. These new laws and initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our future customers and accordingly, our financial operations.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

If we or potential future partners, manufacturers or service providers fail to comply with healthcare laws and regulations, we or they could be subject to enforcement actions, which could affect our ability to develop, market and sell our products and may harm our reputation.

Healthcare providers, physicians and third-party payors, among others, will play a primary role in the prescription and recommendation of any product candidates for which we obtain marketing approval. Our current and future arrangements with third-party payors, providers and customers, among others, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

●	the federal Anti-Kickback Statute, which prohibits, among other things, a person or entity from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease order, arranging for or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, by a federal healthcare program, such as Medicare or Medicaid. The term remuneration has been interpreted broadly to include anything of value. Further, courts have found that if “one purpose” of remuneration is to induce referrals, the federal Anti-Kickback statute is violated. Violations are subject to significant civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers, among others, on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. In addition, a violation of the Anti-Kickback Statute can form the basis for a violation of the federal False Claims Act (discussed below);

●	federal civil and criminal false claims laws and civil monetary penalties laws, including the federal False Claims Act, which provides for civil whistleblower or qui tam actions, that impose penalties against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a referral made in violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring qui tam actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery or settlement. When an entity is determined to have violated the FCA, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;
●	HIPAA, which imposes criminal and civil liability for executing or attempting to execute a scheme to defraud any healthcare benefit program, including private third-party payors, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	HIPAA, as amended by HITECH, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
●	the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
●	the federal transparency requirements known as the federal Physician Payments Sunshine Act, created as part of ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS information related to payments and other transfers of value made by that entity to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made in the previous year to certain non-physician providers such as physician assistants and nurse practitioners; and
●	analogous local, state and foreign laws and regulations, such as state anti-kickback and false claims laws that may apply to healthcare items or services reimbursed by third party payors, including private insurers; local, state and foreign transparency laws that require manufacturers to report information related to payments and transfers of value to other healthcare providers and healthcare entities, marketing expenditures, or drug pricing; state laws that require pharmaceutical companies to register certain employees engaged in marketing activities in the location and comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Ensuring that our future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements. If our operations are found to be in violation of any such requirements, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, individual imprisonment, disgorgement, contractual damages, reputational harm, exclusion from participation in government healthcare programs, integrity obligations, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private qui tam actions brought by individual whistleblowers in the name of the government, refusal to allow us to enter into supply contracts, including government contracts, additional reporting requirements and oversight if subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.

Any future product candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have an adverse effect on the future commercial prospects for our biological products.

There is a risk that any of our future product candidates approved as a biological product under a BLA would not qualify for the 12-year period of exclusivity or that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our future product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. If competitors are able to obtain marketing approval for biosimilars referencing our future candidates, if approved, our products may become subject to competition from such biosimilars, with the attendant competitive pressure and potential adverse consequences.

Disruptions at the FDA, the SEC and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the Securities and Exchange Commission, or SEC, and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018, 2019 and 2020, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials, which guidance continues to evolve. In April 2020, the FDA stated that its New Drug Program was continuing to meet program user fee performance goals, but due to many agency staff working on COVID-19 activities, it was possible that the FDA would not be able to sustain that level of performance indefinitely. As of June 23, 2020, the FDA noted it was conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. On July 10, 2020, the FDA announced its goal of restarting domestic on-site inspections during the week of July 20, 2020, but such activities will depend on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic.

Additionally, as of June 23, 2020, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals. On July 16, 2020, the FDA noted that it is continuing to expedite oncology product development with its staff teleworking full-time. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

If we fail to comply with U.S. and foreign regulatory requirements, regulatory authorities could limit or withdraw any marketing or commercialization approvals we may receive and subject us to other penalties that could materially harm our business.

Even if we receive marketing and commercialization approval of a product candidate, we will be subject to continuing regulatory requirements, including in relation to adverse patient experiences with the product and clinical results that are reported after a product is made commercially available, both in the United States and any foreign jurisdiction in which we seek regulatory approval. The FDA has significant post-market authority, including the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate safety risks related to the use of a product or to require withdrawal of the product from the market. The FDA also has the authority to require a Risk Evaluation and Mitigation Strategy, or a REMS, after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug or therapeutic biologic. The manufacturer and manufacturing facilities we use to make a future product, if any, will also be subject to periodic review and inspection by the FDA and other regulatory agencies, including for continued compliance with cGMP requirements. The discovery of any new or previously unknown problems with our third-party manufacturers, manufacturing processes or facilities may result in restrictions on the product, manufacturer or facility, including withdrawal of the product from the market. We intend to rely on third-party manufacturers and we will not have control over compliance with applicable rules and regulations by such manufacturers. Any product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review. If we or our existing or future partners, manufacturers or service providers fail to comply with applicable continuing regulatory requirements in the United States or foreign jurisdictions in which we seek to market our products, we or they may be subject to, among other things, fines, warning letters, holds on clinical trials, delay of approval or refusal by the FDA to approve pending applications or supplements to approved applications, suspension or withdrawal of regulatory approval, product recalls and seizures, administrative detention of products, refusal to permit the import or export of products, operating restrictions, injunction, civil penalties and criminal prosecution.

Even if we are able to commercialize any product candidate, the product candidate may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.

Our ability to commercialize any products successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors, such as government authorities, private health insurers and health maintenance organizations. Patients who are prescribed medications for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Coverage and adequate reimbursement from government healthcare programs, such as Medicare and Medicaid, and private health insurers are critical to new product acceptance. Patients are unlikely to use our future products, if any, unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost.

In the United States, no uniform policy for coverage and reimbursement for products exists among third-party payors. Therefore, coverage and reimbursement for our products can differ significantly from payor to payor. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the product. One payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product. Third-party payors may also limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. We cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates or assure that coverage and reimbursement will be available for any product that we may develop.

A decision by a third-party payor not to cover or not to separately reimburse for products could reduce physician utilization of our products once approved. Assuming there is coverage for our product candidates by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the United States will be available for our current or future product candidates, or for any procedures using such product candidates, and any reimbursement that may become available may not be adequate or may be decreased or eliminated in the future.

Cost-containment is a priority in the U.S. healthcare industry and elsewhere. As a result, government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Third-party payors also may request additional clinical evidence beyond the data required to obtain marketing approval, requiring a company to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of its product. Commercial third-party payors often rely upon Medicare coverage policy and payment limitations in setting their reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. Therefore, coverage and reimbursement for pharmaceutical products in the United States can differ significantly from payor to payor. Factors payors consider in determining reimbursement are based on whether the product is:

●	a covered benefit under its health plan;
●	safe, effective and medically necessary;
●	appropriate for the specific patient;
●	cost-effective; and
●	neither experimental nor investigational.

Additionally, the regulations that govern regulatory approvals, pricing and reimbursement for new drugs and therapeutic biologics vary widely from country to country. Some countries require approval of the sale price of a drug or therapeutic biologic before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain regulatory approval. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower.

We are subject to U.S. and foreign anti-corruption and anti-money laundering laws with respect to our operations and non-compliance with such laws can subject us to criminal or civil liability and harm our business.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and possibly other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, third-party intermediaries, joint venture partners and collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We interact with officials and employees of government agencies and government-affiliated hospitals, universities and other organizations. In addition, we may engage third-party intermediaries to promote our clinical research activities abroad or to obtain necessary permits, licenses and other regulatory approvals. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize or have actual knowledge of such activities.

We adopted a Code of Business Conduct and Ethics and implemented policies and procedures to ensure compliance with such code. The Code of Business Conduct and Ethics mandates compliance with the FCPA and other anti-corruption laws applicable to our business throughout the world. However, we cannot assure you that our employees and third-party intermediaries will comply with this code or such anti-corruption laws. Noncompliance with anti-corruption and anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage and other collateral consequences. If any subpoenas, investigations or other enforcement actions are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense and compliance costs and other professional fees. In certain cases, enforcement authorities may even cause us to appoint an independent compliance monitor which can result in added costs and administrative burdens.

Risks Related to Our Common Stock

Our stock price may be volatile and purchasers of our common stock could incur substantial losses.

The trading price of our common stock following our IPO has been volatile, and it may continue to be volatile, with the trading price seeing significant increases and decreases from time to time. The market price for our common stock may be influenced by many factors, including the other risks described in this section, titled “Risk Factors” and the following:

●	our ability to advance potential future product candidates into the clinic;
●	results of preclinical studies and clinical trials of our potential future product candidates, or those of our competitors or potential future partners;
●	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products;
●	the success of competitive products or technologies;
●	introductions and announcements of new products by us, our future commercialization partners, or our competitors, and the timing of these introductions or announcements;
●	actions taken by regulatory agencies with respect to our products, clinical trials, manufacturing process or sales and marketing terms;
●	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
●	the success of our efforts to acquire or in-license additional technologies, products or product candidates;
●	developments concerning any future collaborations, including, but not limited to, those with our sources of manufacturing supply and our commercialization partners;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;
●	our ability or inability to raise additional capital and the terms on which we raise it;
●	the recruitment or departure of key personnel;
●	changes in the structure of healthcare payment systems;
●	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;

●	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	announcement and expectation of additional financing efforts;
●	speculation in the press or investment community;
●	trading volume of our common stock;
●	sales of our common stock by us or our stockholders;
●	the concentrated ownership of our common stock;
●	changes in accounting principles;
●	terrorist acts, acts of war or periods of widespread civil unrest;
●	natural disasters and other calamities; and
●	general economic, industry and market conditions.

In addition, the stock markets in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme volatility that has been often unrelated to the operating performance of the issuer, including very recently in connection with the ongoing COVID-19 pandemic, which has resulted in decreased or increased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. These broad market and industry factors and other adverse effects or developments relating to the ongoing COVID-19 pandemic, may seriously harm the market price of our common stock, regardless of our operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results, or financial condition.

If securities or industry analysts issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If few securities or industry analysts commence coverage of our company, the trading price for our common stock would be negatively impacted. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property rights or our common stock performance, or if our target studies and operating results fail to meet the expectations of the analysts, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Based on the beneficial ownership of our capital stock as of December 31, 2020, our executive officers and directors, together with holders of 5% or more of our capital stock and their respective affiliates, beneficially owned approximately 34.7% of our common stock on an as-converted basis. As a result, these stockholders, if acting together, have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction.

The interests of these stockholders may not be the same as, and may even conflict with, your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale discussed in this Annual Report lapse, the trading price of our common stock could decline. At December 31, 2020, we have outstanding a total of 10,634,245 shares of common stock, assuming no exercise of any warrants to purchase shares of common stock. However, warrant holders have started to exercise their warrants and we expect this to continue in the future. Of these shares, only the shares of common stock sold in the IPO have been freely tradable without restriction in the public market.

The lock-up agreements pertaining to the IPO will expire after 180 days from the date of the final prospectus, or March 30, 2021. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our 2008 Plan, 2018 Plan and 2020 Plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our 2020 Plan, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital may be needed in the future to continue our planned operations, including further development of the Immunome discovery engine, preparing IND filings, conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

Pursuant to our 2020 Plan, our management is authorized to grant stock options to our employees, directors and consultants. Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under our 2020 Plan is 2,000,000 shares. Additionally, the number of shares of our common stock reserved for issuance under our 2020 Plan will automatically increase on January 1 of each year, beginning on January 1, 2021 and continuing through and including January 1, 2030, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

We are an “emerging growth company” and our election of reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404, reduced disclosure obligations regarding executive compensation in this Annual Report and our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements and two years of selected financial data in this Annual Report. We could be an emerging growth company for up to five years following the completion of our IPO, although circumstances could cause us to lose that status earlier, including if we are deemed to be a “large accelerated filer,” which occurs when the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30, or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we could still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in this Annual Report and our other periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of an exemption that allows us to delay adopting new or revised accounting standards until such time as those standards apply to private companies. As a result, we will not be subject to the same new or revised accounting standards as other public companies that comply with the public company effective dates, including but not limited to the new lease accounting standard. We have also elected to take advantage of certain of the reduced disclosure obligations in this Annual Report and may elect to take advantage of other reduced reporting requirements in future filings. As a result of these elections, the information that we provide to our stockholders may be different than you might receive from other public reporting companies. However, if we later decide to opt out of the extended period for adopting new accounting standards, we would need to disclose such decision and it would be irrevocable.

We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors. However, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Our ability to use our net operating loss carryforwards and certain tax credit carryforwards may be subject to limitation.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. Unused U.S. federal net operating losses, or NOLs, for taxable years beginning before January 1, 2018, may be carried forward to offset future taxable income, if any, until such unused NOLs expire. Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or the Tax Act, as modified by legislation enacted on March 27, 2020, entitled the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, U.S. federal NOLs incurred in taxable years beginning after December 31, 2017, can be carried forward indefinitely, but the deductibility of such U.S. federal NOLs in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. Our NOL carryforwards and R&D credits are subject to review and possible adjustment by federal and state tax authorities.

As of December 31, 2020, we had federal and state net operating loss carryforwards of $47.3 million and $47.7 million, respectively, which are available to reduce future taxable income. Federal net operating loss carryforwards of $12.3 million and $10.0 million generated in 2020 and 2019, respectively, will be limited to offset 80% of our taxable income for taxable years beginning after December 31, 2020. Certain federal and state net operating loss carryforwards expire at various dates through 2039. As of December 31, 2020, we had cumulative federal R&D tax credits of $1.4 million. These tax credit carryforwards will expire at various dates through 2039.

Under Sections 382 and 383 of the Code, changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. Private placements, the IPO and other transactions that have occurred since our inception may trigger such an ownership change pursuant to Sections 382 and 383. Any such limitation, whether as the result of prior issuances of securities by us, sales of our common stock by our existing stockholders or additional sales of our common stock by us, could have a material adverse effect on our results of operations in future years. The reduction of the corporate tax rate under the Tax Cuts and Jobs Act of 2017 may cause a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to us.

Our lack of internal controls over financial reporting may affect the market for and price of our common stock.

Our internal controls over financial reporting are not effective. We do not have the financial resources or personnel to develop or implement systems that would provide us with the necessary information on a timely basis so as to be able to implement financial controls. Our financial condition makes it difficult for us to implement a system of internal control over financial reporting, and we cannot assure you that we will be able to develop and implement the necessary controls. The absence of internal control over financial reporting may inhibit investors from purchasing our stock and may make it more difficult for us to raise capital or borrow money and subject us to sanctions or investigations by The Nasdaq Stock Market LLC, the SEC or other regulatory authorities. In addition, our common stock may not be able to remain listed on The Nasdaq Capital Market or any other securities exchange. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors and employees, entail substantial costs in order to modify our existing accounting systems, take a significant period of time to complete and divert management’s attention from other business concerns. These changes may not, however, be effective in developing or maintaining internal control.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to certain reporting requirements of the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.

We have identified material weaknesses in our internal control over financial reporting. If our remediation of the material weaknesses is not effective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

In connection with our preparation and the audits of our financial statements as of and for the years ended December 31, 2020 and 2019, we and our auditor identified material weaknesses as defined under the Exchange Act and by the Public Company Accounting Oversight Board (United States) in our internal control over financial reporting. The material weaknesses relate to the design of our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

The material weaknesses that we identified related to the lack of review of journal entries, lack of timely and effective review of financial statement account balances and our lack of maintaining a sufficient complement of personnel commensurate with our accounting and reporting requirements. To address these material weaknesses, we have implemented a monthly financial statement close process that includes formal review of financial statement account balances and journal entries. We have also created a disclosure committee consisting of key executives and accounting personnel who review the Company’s financial statements and related disclosures to oversee accounting and reporting requirements. We are also actively recruiting for open positions and anticipate hiring additional qualified accounting and financial reporting personnel in 2021. While significant progress has been made to enhance our internal control over financial reporting, we are still in the process of implementing, documenting and testing these processes, procedures and controls. We will continue to devote significant time and attention to these remediation efforts. However, the material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

We and our auditor were not required to perform an evaluation of our internal control over financial reporting as of December 31, 2020 and 2019 in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot provide assurance that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required by reporting requirements under Section 404.

If we fail to remediate the material weaknesses identified above, our management may conclude that our internal control over financial reporting is not effective. This conclusion could adversely impact the market price of our shares due to a loss of investor confidence in the reliability of our reporting processes. Furthermore, if we fail to establish and maintain effective internal control over financial reporting in the future, our operating results and our ability to operate our business could be harmed.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be a stockholder’s sole source of gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. As a result, capital appreciation, if any, of our common stock will be an Immunome stockholder’s sole source of gain for the foreseeable future.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may delay or prevent an acquisition of our company or a change in our management. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions include:

●	a prohibition on actions by our stockholders by written consent;
●	a requirement that special meetings of stockholders, which our company is not obligated to call more than once per calendar year, be called only by the chairman of our board of directors, our chief executive officer, or our board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors;
●	advance notice requirements for election to our board of directors and for proposing matters that can be acted upon at stockholder meetings;
●	division of our board of directors into three classes, serving staggered terms of three years each; and
●	the authority of the board of directors to issue preferred stock with such terms as the board of directors may determine.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, as amended, or DGCL, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with u-s for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. These provisions would apply even if the proposed merger or acquisition could be considered beneficial by some stockholders.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our certificate of incorporation or our bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions.

The choice of forum provision in our certificate of incorporation may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees and may discourage these types of lawsuits. Alternatively, a stockholder may nevertheless seek to bring a claim in a venue other than that designated in the exclusive forum provision. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provision of our certificate of incorporation. If a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur significant additional costs associated with resolving such action in other jurisdictions.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease 11,000 square feet of office and laboratory space in Exton, Pennsylvania under a lease that expires on August 31, 2022. We believe the leased space is sufficient to meet our immediate facility needs, and that any additional space we may require will be available on commercially reasonable terms.

Item 3. Legal Proceedings

We are not currently a party to any material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been publicly traded on the Nasdaq Global Market under the symbol “IMNM” since October 2, 2020.

Holders

As of March 22, 2021, the Company had approximately 10,659,626 record holders of its common stock. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other nominees.

Dividends

The Company has not declared or paid any dividends since its inception nor does it expect to pay dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” will be filed in the Company’s definitive proxy statement for the 2021 annual meeting of stockholders and is incorporated herein by reference.

Recent Sales of Unregistered Securities

Set forth below is information regarding securities issued by us in 2020 that were not registered under the Securities Act. Also included is the consideration received by us for such securities and information relating to the section of the

Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

(a)Issuance of Preferred Stock

In January 2020 and June 2020, we issued and sold an aggregate of 1,226,925 shares of our Series A convertible preferred stock to 51 investors for aggregate consideration of $11 million.

No underwriters were involved in the foregoing issuances of securities. The securities described in this paragraph (a) were issued to accredited investors in reliance upon exemptions from the registration requirements of the Securities Act provided under Regulation D promulgated under the Securities Act, or pursuant to Section 4(a)(2) under the Securities Act, relating to transactions by an issuer not involving any public offering.

(b)Issuance of Common Stock

During 2020, we issued an aggregate of 127,291 shares of common stock upon the exercise of options for aggregate consideration of $20,849.

No underwriters were involved in the foregoing issuances of securities. The issuances of shares of our common stock described in this paragraph (b) were issued pursuant to written compensatory plans or arrangements with our employees, directors, and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, or pursuant to Section 4(a)(2) under the Securities Act, relating to transactions by an issuer not involving any public offering.

(c)Stock Option Grants and Option Exercises

During 2020, we granted options to purchase an aggregate of 1,168,618 shares of common stock, with exercise prices ranging from $0.54 to $11.38 per share, to employees, directors and consultants pursuant to our 2018 Equity Incentive Plan, as amended, and our 2020 Equity Incentive Plan. During 2020, we issued an aggregate of 127,291 shares of common stock upon the exercise of options for aggregate consideration of $20,849, as described in paragraph (b) above.

No underwriters were involved in the foregoing issuances of securities. The issuances of stock options and the shares of our common stock issued upon the exercise of the options described in this paragraph (c) were issued pursuant to written compensatory plans or arrangements with our employees, directors, and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, or pursuant to Section 4(a)(2) under the Securities Act, relating to transactions by an issuer not involving any public offering.

(d)Warrant Issuance

In June 2020, we issued 1,035,196 warrants to purchase shares of our Series A convertible preferred stock, with a per-share purchase price of $9.00 per share, to 49 investors.

No underwriters were involved in the foregoing issuance of securities. The issuance of the warrants described in this paragraph (d) were issued to investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) under the Securities Act, relating to transactions by an issuer not involving any public offering.

Use of Proceeds

The registration statement on Form S-1 (File No. 333-248687), relating to the IPO, became effective on October 1, 2020. The registration statement registered the offer and sale of 3,737,500 shares of our common stock (including 487,500 shares of our common stock subject to the underwriters’ option to purchase additional shares). In October 2020, we completed the sale of the 3,737,500 shares of our common stock registered thereunder at an initial public offering price of $12.00 per share for an aggregate offering price of approximately $44.9 million, which included 487,500 shares of our common stock pursuant to the underwriters’ option to purchase additional shares. The underwriters of the offering were Ladenburg Thalmann & Co. Inc. and Chardan Capital Markets, LLC. Following the sale of the shares in connection with the closing of the IPO, the offering terminated.

We received net proceeds of approximately $38.7 million after deducting underwriting discount and commissions of $3.1 million and offering costs of $3.0 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

As of December 31, 2020, there have been no material changes in the planned use of proceeds from our IPO that were described in the Prospectus filed with the SEC on October 5, 2020 pursuant to Rule 424(b)(4).

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with “Selected Financial Data” and our financial statements and the related notes included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in or implied by these forward-looking statements. You should carefully read the “Risk Factors” section of this Annual Reports to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

Overview

Since our inception in 2006, we have devoted substantially all of our resources to research and development, raising capital, building our management team and building our intellectual property portfolio. To date, we have financed our operations primarily through the sale of our common stock, Series A convertible preferred stock and warrants and convertible promissory notes. Through September 30, 2020, we raised an aggregate of $50.4 million from the sale of our Series A convertible preferred stock and warrants and convertible promissory notes and in April 2020, we received $0.5 million in cash pursuant to the Paycheck Protection Program, or the PPP, under the Coronavirus Aid, Relief, and Economic Security (CARES) Act implemented by the U.S. Small Business Administration.

On October 6, 2020, the Company closed its IPO, in which the Company issued and sold 3,250,000 shares of its common stock at a public offering price of $12.00 per share. On October 13, 2020, the underwriters exercised their option to purchase an additional 487,500 shares of the Company’s common stock at a purchase price of $12.00 per share. The Company received net proceeds of $41.7 million after deducting underwriting discounts and commissions of $3.1 million but before deducting other offering expenses.

We are a development stage company, and all of our programs are in a preclinical stage of development. To date, we have not generated any revenue from product sales and do not expect to generate revenue from the sale of products for the foreseeable future. Since inception we have incurred significant operating losses. Our net losses for the years ended December 31, 2020 and 2019 were $17.8 million and $10.4 million, respectively.

As of December 31, 2020, we had a cash balance of $39.8 million. We expect to continue to incur losses for the foreseeable future. We expect to continue to incur significant expenses and increasing operating losses in connection with ongoing development activities related to our portfolio of programs as we continue our preclinical development of product candidates; advance these product candidates toward clinical development; further develop our product candidates; perform research activities as we seek to discover and develop additional product candidates; carry out maintenance, expansion enforcement, defense, and protection of our intellectual property portfolio; and hire research and development, clinical and commercial personnel. If we cannot obtain the necessary funding, we will need to delay, scale back or eliminate some or all of our research and development programs or enter into collaborations with third parties to commercialize potential products or technologies that we might otherwise seek to develop or commercialize independently; consider other various strategic alternatives, including a merger or sale of the Company; or cease operations. If we engage in collaborations, we may receive lower consideration upon commercialization of such products than if we had not entered into such arrangements or if we entered into such arrangements at later stages in the product development process. We currently have no sources of revenue, and our ability to continue as a going concern is dependent on our ability to raise capital to fund our future business plans. Additionally, volatility in the capital markets and general economic conditions in the United States may be a significant obstacle to raising the required funds.

We expect to continue to incur significant expenses and increasing operating losses in connection with ongoing development activities, particularly if and as we:

●	commence preclinical studies and clinical trials for our future product candidates;

●	advance the development of our future pipeline;
●	continue research activities;
●	obtain, maintain, expand and protect our intellectual property portfolio;
●	hire additional research and development, clinical and commercial personnel;
●	pursue regulatory approvals for our product candidates;
●	scale up our clinical and regulatory capabilities; and
●	add operational, financial and management information systems and personnel, including personnel to support our research and development programs, and any future commercialization efforts.

Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

As a result of these anticipated expenditures, we will need substantial additional financing to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of any purchaser will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of our common stock. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We expect that our cash as of December 31, 2020 will be sufficient to fund our operations through the second fiscal quarter of 2022. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner that we currently expect. See “— Liquidity and capital resources.” Due to the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease, or COVID-19, emerged in Wuhan, Hubei Province, China. As of December 2020, COVID-19 has spread to Europe, the United States and many other countries, and has been declared a pandemic by the World Health Organization. Efforts to contain the spread of COVID-19 have intensified and the United States, including in Pennsylvania where our headquarters are located, Europe and Asia have implemented severe travel restrictions, social distancing requirements and stay-at-home orders, among other restrictions, which, in some cases, have had the effect of delaying the commencement or continuation of various non-COVID-19-related clinical trials throughout the world. As a result, the COVID-19 pandemic has caused significant disruptions to the U.S., regional and global economies and has contributed to significant volatility and negative pressure in financial markets.

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

While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, an evolving pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The future impact of the COVID-19 pandemic on our industry, the healthcare system and our current and future operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. See “Risk Factors” for a discussion of the potential adverse impact of COVID-19 on our business, results of operations and financial condition.

Components of our results of operations

Operating expenses

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

In July 2020, we entered into an Other Transaction Authority for Prototype Agreement (the DoD Agreement) with the DoD to fund our efforts in developing Biosynthetic Convalescent Plasma (BCP) to treat COVID-19. In connection with the DoD Agreement, we record expense reimbursements received from the DoD as contra-research and development expenses in the same period the underlying expenses are incurred.

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs, including share-based compensation for personnel in our executive, intellectual property, business development, and administrative functions. General and administrative expenses also include legal fees relating to intellectual property and corporate matters, professional fees for accounting, auditing, tax and consulting services, insurance costs, travel, direct and allocated facility related expenses and other operating costs.

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

Change in fair value of warrant liability

Prior to the IPO, our outstanding warrants that were issued in 2020 to purchase shares of our convertible preferred stock were classified as liabilities, recorded at fair value and were subject to remeasurement at each balance sheet date until they were exercised, expired or were otherwise settled. The change in fair value of our preferred stock warrant liability reflects a non-cash charge primarily driven by changes in the fair value of our underlying Series A preferred stock. All outstanding warrants to purchase shares of our preferred stock were converted into warrants to purchase shares of our common stock upon consummation of our IPO and the warrant liability was reclassified to additional paid-in capital.

Interest expense, net

Interest expense, net consists of interest expense related to our capital lease obligations and equipment loans payable, offset by interest income earned on our cash.

Results of operations

As described above in “— COVID 19 Pandemic,” the ultimate extent of the impact of any epidemic, pandemic, outbreak or other public health crisis on our results of operations will depend on future developments, which are highly uncertain, including new information that may emerge concerning the severity of the COVID-19 pandemic or other public health crisis and actions taken to contain or prevent the further spread, among others. Accordingly, we cannot fully predict the extent to which our business and results of operations will be affected. Many clinical trial sites have been impacted by the pandemic, forcing them to delay enrollment in research trials and it is unclear for how long this will last. This may impact our ability to commence clinical trials in the future. Additionally, the pandemic has limited our ability to perform basic science R&D in our facilities due to government shelter-in-place orders, ultimately slowing, but not stopping, progress of our research activities.

Comparison of the years ended December 31, 2020 and 2019

	YEAR ENDED
	DECEMBER 31,
	2020	2019	Change

	(in thousands)
Operating expenses:
Research and development	$7,486	$8,823	$(1,337)
General and administrative	4,775	1,525	3,250
Total operating expenses	12,261	10,348	1,913
Loss from operations	(12,261)	(10,348)	(1,913)
Other expenses:
Change in fair value of warrant liability	(5,538)	—	(5,538)
Interest expense, net	(38)	(96)	58
Total other expenses	(5,576)	(96)	(5,480)
Net loss	$(17,837)	$(10,444)	$(7,393)

Research and development expenses

Research and development expenses were $7.5 million and $8.8 million for the years ended December 31, 2020 and 2019, respectively. Research and development expenses reflect the recognition of contra-research and development expenses related to the DoD Agreement in the amount of $1.7 million for the year ended December 31, 2020. Excluding the effect of the DoD Agreement, the increase in research and development expenses for the year ended December 31, 2020 was primarily the result of an increase of $0.5 million in personnel-related costs due to an increase in headcount and share-based compensation and an increase of $0.5 million in facility related costs, including depreciation and amortization, related to our leased facility and equipment, offset by a decrease of $0.6 million in outsourced services and other general expenses as the Company’s research and development activities were limited as a result of a decrease in available cash prior to the IPO and the COVID-19 pandemic.

Research and development expenses will continue to increase as we continue our current research programs, initiate new research programs, continue our preclinical development of product candidates and conduct future clinical trials for any of our product candidates.

General and administrative expenses

General and administrative expenses increased by $3.3 million from $1.5 million for the year ended December 31, 2019 to $4.8 million for the year ended December 31, 2020. The increase was primarily a result of a $1.1 million increase in personnel related costs due to an increase in general and administrative headcount including $0.4 million of share-based compensation, and a $2.2 million increase in professional fees and consulting services to supplement our internal workforce as well as increases in insurance.

Change in fair value of warrant liability

For the year ended December 31, 2020, we recognized a non-cash charge of $5.5 million due to the change in the fair value of the convertible preferred stock warrant liability which increased as a result of an increase in the fair value of the related Series A preferred stock. The warrants were not outstanding prior to 2020.

Interest expense, net

Interest expense, net consists of interest expense related to our long-term debt, capital lease obligations and equipment loan payables offset by interest income related to our cash.

Liquidity and capital resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and, if successful, the clinical development of our programs. To date, we have funded our operations primarily with proceeds from the sales of common stock, preferred stock and warrants and convertible promissory notes. Through December 31, 2020, we raised an aggregate of $95.3 million in gross proceeds from sales of our common stock, Series A convertible preferred stock and warrants and issuance of convertible promissory notes and in April 2020, we received $0.5 million in cash from the PPP. As of December 31, 2020, we had $39.8 million in cash. We will need to raise additional capital before we exhaust our current cash in order to continue to fund our research and development, including our plans for clinical and preclinical trials and new product development, as well as to fund operations generally. As and if necessary, we will seek to raise additional funds through various potential sources, such as equity and debt financings or through corporate collaboration and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Cash flows

The following table summarizes our sources and uses of cash for the years ended December 31, 2020 and 2019:

	YEARS ENDED
	DECEMBER 31,
	2020	2019

	(in thousands)
Cash used in operating activities	$(12,134)	$(9,600)
Cash used in investing activities	(586)	(233)
Cash provided by financing activities	49,943	10,774
Net increase in cash and restricted cash	$37,223	$941

Operating activities

Net cash used in operating activities for the year ended December 31, 2020 was $12.1 million, consisting primarily of our net loss of $17.8 million, offset by noncash charges of $6.9 for depreciation and amortization expense, share-based compensation expense and change in fair value of warrant liability and an increase in accounts payable and accrued expenses and other liabilities of $1.2 million due to our growth in expenditures. Prepaid expenses and other assets also increased by $2.4 million.

Net cash used in operating activities for the year ended December 31, 2019 was $9.6 million, consisting primarily of our net loss of $10.4 million, offset by noncash charges of depreciation and amortization expense $0.6 million, and increases in accounts payable and accrued expenses and other liabilities of $0.2 million due to our growth in expenditures.

Investing activities

During the years ended December 31, 2020 and 2019, we used $0.6 million and $0.2 million, respectively, for the purchase of property and equipment.

Financing activities

During the year ended December 31, 2020, cash provided by financing activities was $49.9 million, consisting primarily of $38.9 million of net proceeds received from our IPO, $11.0 million of net proceeds received from the issuance of our Series A convertible preferred stock and $0.5 million received from the PPP loan, offset by $0.5 million for payments related to our capital lease obligations and equipment loan payables.

During the year ended December 31, 2019, financing activities provided $11.4 million from the sale of our convertible promissory notes and Series A convertible preferred stock, offset by $0.6 million for payments related to our capital lease obligations and equipment loan payables and $0.1 million for the payment of issuance costs related to the sale of Series A convertible preferred stock.

Funding requirements

Our operating expenses are expected to increase substantially as we continue to advance our portfolio of programs.

Specifically, our expenses will increase if and as we:

●	further develop our discovery engine;
●	continue our current research programs and our preclinical development of product candidates from our current research programs;
●	seek to identify additional research programs and additional product candidates;
●	initiate preclinical testing and clinical trials for any product candidates we identify and develop;
●	maintain, expand, enforce, defend, and protect our intellectual property portfolio and provide reimbursement of third-party expenses related to our patent portfolio;
●	seek marketing approvals for any of our product candidates that successfully complete clinical trials;
●	ultimately establish a sales, marketing, and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;
●	hire additional personnel including research and development, clinical and commercial personnel;
●	add operational, financial, and management information systems and personnel, including personnel to support our product development;
●	acquire or in-license products, intellectual property, and technologies; and
●	operate as a public company.

We expect that our existing cash will enable us to fund our current and planned operating expenses and capital expenditures through the second fiscal quarter of 2022. Beyond that date, the Company will need additional financing to support its continuing operations and pursue its growth strategy. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner that we currently expect. Because of the numerous risks and uncertainties associated with the development our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

Our future funding requirements will depend on many factors including:

●	the costs of continuing to develop our discovery engine;
●	the costs of acquiring licenses for the expansion of product development;
●	the scope, progress, results, and costs of discovery, preclinical development, laboratory testing, manufacturing and clinical trials for the product candidates we may develop;

●	the reimbursement of research and development expenses in connection with the DoD Agreement;
●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;
●	the costs, timing, and outcome of regulatory review of the product candidates we may develop;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, distribution, coverage and reimbursement for any product candidates for which we receive regulatory approval;
●	the success of our license agreements and our collaborations;
●	our ability to establish and maintain additional collaborations on favorable terms, if at all;
●	the achievement of milestones or occurrence of other developments that trigger payments under any additional collaboration agreements we obtain;
●	the extent to which we acquire or in-license products, intellectual property, and technologies; and
●	the costs of operating as a public company.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of any purchaser will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Critical accounting policies and significant judgements

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

While our significant accounting policies are described in more detail in Note 2 to our audited financial statements appearing elsewhere in this Annual Report, we believe that the following accounting policies are the most critical to the judgments and estimates used in the preparation of our financial statements.

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

These subjective assumptions are estimated as follows:

●	Expected volatility. The expected volatility was based on the historical stock volatility of several of our comparable publicly traded companies over a period of time equal to the expected term of the options, as we do not have sufficient trading history to use the volatility of our own common stock.
●	Fair value of common stock. On October 2, 2020, we closed our IPO. Following the closing, the fair value of common stock was the closing price of our common stock on the Nasdaq Global Market as reported on the date of the grant. Prior to that, our common stock had not historically been publicly traded and we had to periodically estimate the fair value of common stock.

Estimating the fair value of common stock

Prior to May 2020, in valuing our common and preferred stock, we determined the equity value of our business by using a net asset approach. The net asset approach is predicated on the assumption that a prudent buyer would pay no more than it would cost to purchase the assets (tangible and intangible) of a company at current market prices. This approach requires estimating the individual market values of our assets and liabilities to derive an adjusted enterprise value. The enterprise values determined by the net asset approach were then allocated to our common stock using the Option Pricing Method, or OPM.

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

Beginning in May 2020, we used the probability-weighted expected return method to determine the value of our common stock. Under the probability-weighted expected return method, the value of an enterprise’s common stock is estimated based upon an analysis of future values assuming various possible future liquidity events, such as an initial public offering, a strategic sale or merger and remaining a private enterprise without a liquidity event. The fair market value of the stock is based upon the probability-weighted present value of expected future net cash flows as a result of distributions to stockholders considering each of the possible future events, as well as the rights and preferences of each class of stock.

Given the absence of a public trading market for our capital stock at the time, our board of directors exercised reasonable judgment and considered a number of subjective factors to determine the best estimate of the fair value of our common stock, including:

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

Warrant liability

The Company issued warrants to purchase shares of Series A convertible preferred stock in connection with the June 2020 Series A convertible preferred stock sale. The warrants were classified as a liability as the underlying Series A convertible preferred stock was contingently redeemable and outside of the Company’s control (see Note 12, Common stock and convertible preferred stock). The fair value of the warrants on the date of issuance was recorded as a reduction of the carrying value of the Series A convertible preferred stock and as a long-term liability in the balance sheet. The warrants were subsequently remeasured to fair value at each balance sheet date with the changes in the fair values of the warrants recognized as other income or expense in the statements of operations. The change in fair value of the warrants during the year ended December 31, 2020 was $5.5 million. Upon completion of the IPO on October 6, 2020, the warrants became exercisable for shares of the Company’s common stock and were reclassified to additional paid-in capital in October 2020 upon the consummation of the IPO. As a result, the warrants will no longer be remeasured to fair value.

The Company used the Black Scholes option pricing model, which incorporated assumptions and estimates, to value the Series A convertible preferred stock warrants. Estimates and assumptions impacting the fair value measurement of the warrants included the fair value per share of the underlying Series A convertible preferred stock, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying Series A convertible preferred stock. The Company determined the fair value per share of the underlying Series A convertible preferred stock by taking into consideration the most recent sales of its Series A convertible preferred stock, results obtained from third party valuations and additional factors that were deemed relevant. The Company historically had been a private company and lacked company specific historical and implied volatility information of its stock. Therefore, it estimated the expected stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrants at the time. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. Expected dividend yield was determined based on the fact that the Company had never paid cash dividends and did not expect to pay any cash dividends in the foreseeable future.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements and Supplementary Data

The information required by this Item is set forth on pages 105 through 128 hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of the end of December 31, 2020, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective due to the material weaknesses described below.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Discussion of Material Weaknesses

In connection with our preparation and the audits of our financial statements as of and for the years ended December 31, 2020 and 2019, we identified material weaknesses as defined under the Exchange Act and by the Public Company Accounting Oversight Board (United States) in our internal control over financial reporting. The material weaknesses relate to the design of our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

The material weaknesses that we identified related to the lack of review of journal entries, lack of timely and effective review of financial statement account balances and our lack of maintaining a sufficient complement of personnel commensurate with our accounting and reporting requirements.

Remediation Activities

We are currently in the process of remediating the material weaknesses and have taken and will continue to take steps that we believe will address the underlying causes of the material weaknesses. The remediation efforts include (i) implementing a monthly financial statement close process that includes formal review of financial statement account balances and journal entries, (ii) creating a disclosure committee consisting of key executives and accounting personnel who review the Company’s financial statements and related disclosures and (iii) actively recruiting for open positions and anticipate hiring additional qualified accounting and financial reporting personnel in 2021. While significant progress has been made to enhance our internal control over financial reporting, we are still in the process of implementing, documenting and testing these processes, procedures and controls. We will continue to devote significant time and attention to these remediation efforts. However, the material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Notwithstanding the material weaknesses, management has concluded that the financial statements included elsewhere in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Changes in Internal Control Over Financial Reporting

Other than as described above under “Remediation Activities,” there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(f) of the Exchange Act that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2021 annual meeting of stockholders.

Item 11. Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2021 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2021 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2021 annual meeting of stockholders.

Item 14. Principal Accountant’s Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2021 annual meeting of stockholders.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

See Index to the Consolidated Financial Statements on page 105 of this Annual Report.

(a)(2) Financial Statement Schedules

None, as all information required in these schedules is included in the Notes to the Consolidated Financial Statements.

(a)(3) Exhibits

Immunome, Inc.

Report of independent registered public accounting firm

To the Stockholders and the Board of Directors of Immunome, Inc.

Opinion on the financial statements

We have audited the accompanying balance sheets of Immunome, Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the two years ended December 31, 2020 and 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 25, 2021

We have served as the Company’s auditor since 2019.

Immunome, Inc.

Balance sheets

(in thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash	$39,766	$2,543
Prepaid expenses and other current assets	3,128	579
Total current assets	42,894	3,122
Property and equipment, net	1,531	1,700
Restricted cash	100	100
Other assets	—	138
Total assets	$44,525	$5,060
Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Current portion of capital lease obligations	$—	$239
Current portion of long-term debt	366	—
Current portion of equipment loan payable	113	212
Accounts payable	1,187	548
Accrued expenses and other current liabilities	1,372	666
Total current liabilities	3,038	1,665
Equipment loan payable, net of current portion	—	113
Long-term debt, net of current portion	134	—
Deferred rent	8	18
Total liabilities	3,180	1,796
Commitments and contingencies (Note 10)
Series A convertible preferred stock, $0.0001 par value; No shares authorized, issued or outstanding at December 31, 2020; 30,000,000 shares authorized and 4,443,259 shares issued and outstanding at December 31, 2019 (liquidation value of $39,990 at December 31, 2019)	—	38,894
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 200,000,000 and 50,000,000 shares authorized at December 31, 2020 and 2019, respectively; 10,634,245 shares issued and outstanding at December 31, 2020 and 1,099,270 shares issued and outstanding at December 31, 2019	1	—
Additional paid-in capital	95,738	927
Accumulated deficit	(54,394)	(36,557)
Total stockholders’ equity (deficit)	41,345	(35,630)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$44,525	$5,060

The accompanying notes are an integral part of these financial statements.

Immunome, Inc.

Statements of operations

(in thousands, except share and per share amounts)

	Year ended December 31,
	2020	2019
Operating expenses:
Research and development	$7,486	$8,823
General and administrative	4,775	1,525
Total operating expenses	12,261	10,348
Loss from operations	(12,261)	(10,348)
Other expenses:
Change in fair value of warrant liability	(5,538)	—
Interest expense, net	(38)	(96)
Total other expenses	(5,576)	(96)
Net loss	$(17,837)	$(10,444)
Per share information:
Net loss per share of common stock, basic and diluted	$(5.26)	$(9.55)
Weighted-average common shares outstanding, basic and diluted	3,389,592	1,093,959

The accompanying notes are an integral part of these financial statements.

Immunome Inc.

Statements of changes in convertible preferred stock and stockholders’ equity (deficit)

(in thousands, except share amounts)

	Convertible preferred stock		Stockholders’ equity (deficit)
	Series A		Common stock		Additional
					paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at January 1, 2019	3,108,776	$27,513	1,087,821	$—	$908	$(26,113)	$(25,205)
Issuance of Series A convertible preferred stock upon conversion of debt	821,657	6,800	—	—	—	—	—
Sale of Series A convertible preferred stock, net of $35 of issuance costs	512,826	4,581	—	—	—	—	—
Share-based compensation expense	—	—	—	—	14	—	14
Exercise of stock options	—	—	11,449	—	5	—	5
Net loss	—	—	—	—	—	(10,444)	(10,444)
Balance at December 31, 2019	4,443,259	38,894	1,099,270	—	927	(36,557)	(35,630)
Sale of Series A convertible preferred stock and warrants with a fair value of $1,522, net of $49 of issuance costs	1,226,925	9,475	—	—	—	—	—
Conversion of Series A convertible preferred stock upon IPO	(5,670,184)	(48,369)	5,670,184	1	48,368	—	48,369
Conversion of liability-classified warrants upon IPO	—	—	—	—	7,060	—	7,060
Sale of common stock in connection with IPO, net of $6,108 of issuance costs	—	—	3,737,500	—	38,742	—	38,742
Share-based compensation expense	—	—	—	—	621	—	621
Exercise of stock options	—	—	127,291	—	20	—	20
Net loss	—	—	—	—	—	(17,837)	(17,837)
Balance at December 31, 2020	—	$—	10,634,245	$1	$95,738	$(54,394)	$41,345

The accompanying notes are an integral part of these financial statements.

Immunome Inc.

Statements of cash flows

(in thousands)

	Year ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(17,837)	$(10,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	755	615
Share-based compensation	621	14
Change in fair value of warrant liability	5,538	—
Deferred rent	(2)	3
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,411)	(53)
Accounts payable	504	75
Accrued expenses and other current liabilities	698	190
Net cash used in operating activities	(12,134)	(9,600)
Cash flows from investing activities:
Purchases of property and equipment	(586)	(233)
Net cash used in investing activities	(586)	(233)
Cash flows from financing activities:
Proceeds from convertible promissory notes	—	6,800
Proceeds from exercise of stock options	20	5
Proceeds from long-term debt	500	—
Proceeds from the sale of common stock in connection with IPO	44,850	—
Payment of IPO costs	(5,973)	—
Proceeds from the sale of Series A convertible preferred stock	11,046	4,616
Payment of Series A convertible preferred stock issuance costs	(49)	(35)
Payment of equipment loan payable	(212)	(225)
Payment of capital lease obligations	(239)	(387)
Net cash provided by (used in) financing activities	49,943	10,774
Net increase (decrease) in cash and restricted cash	37,223	941
Cash and restricted cash at beginning of year	2,643	1,702
Cash and restricted cash at end of year	$39,866	$2,643
Supplemental disclosures of cash flow information:
Cash paid for interest	$29	$106
Supplemental disclosures of non-cash investing and financing activities:
Conversion of Series A convertible preferred stock upon IPO	$48,369	$—
IPO costs included in accounts payable	$135	$—
Fair value of liability-classified warrants issued in connection with Series A convertible preferred stock	$1,522	$—
Conversion of liability-classified warrants upon IPO	$7,060	$—
Issuance of Series A convertible preferred stock upon conversion of convertible promissory notes	$—	$6,800

The accompanying notes are an integral part of these financial statements.

Immunome, Inc.
Notes to financial statements

1. Nature of the business and basis of presentation

Organization

Immunome, Inc. (the Company or Immunome) was incorporated as a Pennsylvania corporation on March 2, 2006 and was converted to a Delaware corporation on December 2, 2015. The Company is a biotechnology company focused on identifying novel cancer immunotherapies utilizing a patented process to immortalize human B cells.

Since its inception, the Company has devoted substantially all of its resources to research and development, raising capital, building its management team and building its intellectual property portfolio. The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry including, but not limited to; technical risks associated with the successful research, development and manufacturing of product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Current and future programs will require significant research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenues from product sales.

Liquidity

The Company has incurred net losses since inception, including net losses of $17.8 million and $10.4 million for the years ended December 31, 2020 and 2019, respectively, and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its potential product candidates. As of December 31, 2020 and 2019, the Company had an accumulated deficit of $54.4 million and $36.6 million, respectively. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.

On October 6, 2020, the Company closed its IPO, in which the Company issued and sold 3,250,000 shares of its common stock at a public offering price of $12.00 per share. On October 13, 2020, the underwriters exercised their option to purchase an additional 487,500 shares of the Company’s common stock at a purchase price of $12.00 per share. The Company received net proceeds of $41.7 million after deducting underwriting discounts and commissions of $3.1 million but before deducting other offering expenses.

The Company expects that its cash as of December 31, 2020 will be sufficient to fund its operations through the second fiscal quarter of 2022. Beyond that date, the Company will need additional financing to support its continuing operations and pursue its growth strategy.

If the Company cannot obtain the necessary funding, it will need to delay, scale back or eliminate some or all of its research and development programs or enter into collaborations with third parties to commercialize potential products or technologies that it might otherwise seek to develop or commercialize independently; consider other various strategic alternatives, including a merger or sale of the Company; or cease operations. If the Company engages in collaborations, it may receive lower consideration upon commercialization of such products than if it had not entered into such arrangements or if it entered into such arrangements at later stages in the product development process. Additionally, volatility in the capital markets and general economic conditions in the United States may be a significant obstacle to raising the required funds.

Operations of the Company are subject to certain risks and uncertainties including various internal and external factors that will affect whether and when the Company’s product candidates become approved drugs and how significant their market share will be, some of which are outside of the Company’s control. The length of time and cost of developing and commercializing these product candidates and/or failure of them at any stage of the drug approval process will materially affect the Company’s financial condition and future operations. On March 11, 2020, the World

Health Organization characterized the novel COVID-19 virus as a global pandemic. Although there is significant uncertainty as to the likely effects this disease may have in the future, to date there has not yet been a significant impact to the Company’s operations or financial statements.

2. Summary of significant accounting policies

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted (GAAP) in the United States. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) promulgated by the Financial Accounting Standards Board (FASB).

Reverse stock split

The Company’s board of directors approved a one-for-six reverse stock split of its issued and outstanding common stock, stock options, convertible preferred stock and convertible preferred stock warrants legally effective as of September 22, 2020. Accordingly, all convertible preferred shares and common stock shares, common stock warrants, per share amounts, and additional paid-in capital amounts for all periods presented in the accompanying financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the reverse stock split.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the fair value of the Company’s common stock in connection with share-based compensation arrangements and the fair value of the warrant liability. Actual results could differ from these estimates.

Cash

Cash consists of standard checking accounts and a money market account. The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. There are no cash equivalents as of December 31, 2020 and 2019.

Restricted cash

Restricted cash represents collateral provided for a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate facilities. This lease expires in 2022 at which time the cash will be released from restriction. Restricted cash was $100,000 at both December 31, 2020 and 2019. For purposes of the cash flow statements, this restricted cash is combined with cash at December 31, 2020 and 2019.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and restricted cash. Periodically, the Company may maintain deposits in financial institutions in excess of government insured limits. Management believes that the Company is not exposed to significant credit risk as the Company’s deposits are held at financial institutions that management believes to be of high credit quality, and the Company has not experienced any losses on these deposits.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight-line method over the estimated useful life of each asset as follows:

Asset category	Estimates useful life
Lab equipment	5 years
Leasehold improvements	Lesser of lease term or 5 years
Computer equipment	3 years
Office equipment	5 years
Furniture and fixtures	5 years

Expenditures for repairs and maintenance of assets are charged to expense as incurred, while major betterments are capitalized. Upon retirement or sale, the cost and related accumulated depreciation and amortization of assets disposed of are removed from the accounts and any resulting gain or loss is included in the statements of operations.

Impairment of long-lived assets

The Company evaluates its long-lived assets, which consist primarily of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment losses recognized during the years ended December 31, 2020 and 2019.

Equity issuance costs

The Company capitalized incremental legal, professional, accounting and other third-party fees that were directly associated with the IPO as other noncurrent assets until the IPO was consummated. After consummation of the IPO in October 2020, these costs were recorded in stockholders’ deficit as a reduction of additional paid-in-capital generated as a result of the IPO. As of December 31, 2020, there were no deferred offering costs.

Preferred stock

The Company had classified the Series A Preferred as temporary equity in the accompanying balance sheet at December 31, 2019 because it became redeemable due to certain deemed liquidation events, as defined in the Company’s articles of incorporation, that were outside of the Company’s control. The Company accreted the Series A Preferred to redemption when such deemed liquidation events were probable. No accretion has been recognized during the years ended December 31, 2020 and 2019 as redemption was not probable. The Series A Preferred converted into common stock in connection with the IPO (see Note 1) and was reclassified to stockholders’ equity in October 2020.

Government contract funding

The Company accounts for amounts received under its U.S. Department of Defense expense reimbursement contract as contra-research and development expenses in the statements of operations.

Warrant liability

The Company issued warrants to purchase shares of Series A convertible preferred stock in connection with the June 2020 Series A convertible preferred stock sale. The warrants were initially classified as a liability on the balance sheet at September 30, 2020 as the underlying Series A convertible preferred stock is contingently redeemable and outside of the Company’s control (see Note 12, Common stock and convertible preferred stock). The fair value of the warrants on the date of issuance was recorded as a reduction of the carrying value of the Series A convertible preferred stock and as a long-term liability in the balance sheets. The warrants were subsequently remeasured to fair value at each balance sheet date with changes in the fair value of the warrants recognized as other income or expense in the statements of operations. The change in fair value of the warrants during the year ended December 31, 2020 was $5.5 million. Upon completion of the IPO on October 6, 2020, the warrants became exercisable for shares of the Company’s common stock and were reclassified to additional paid-in capital in October 2020 upon the consummation of the IPO.

The Company used the Black-Scholes option pricing model, which incorporated assumptions and estimates, to value the Series A convertible preferred stock warrants until the conversion of the Series A Preferred to stockholders’ equity in October 2020. Estimates and assumptions impacting the fair value measurement of the warrants included the fair value per share of the underlying Series A convertible preferred stock, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying Series A convertible preferred stock. The Company historically determined the fair value per share of the underlying Series A convertible preferred stock by taking into consideration the most recent sales of its Series A convertible preferred stock, results obtained from third party valuations and additional factors that were deemed relevant. The Company historically had been a private company and lacked company specific historical and implied volatility information of its stock. Therefore, it estimated the expected stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrants at the time. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. Expected dividend yield was determined based upon the Company’s history of not paying cash dividends and its expectation that it will not pay any cash dividends in the foreseeable future.

Research and development costs

Research and development costs are charged to expense as incurred. Research and development costs consist of costs incurred in performing research and development activities, including salaries and bonuses, share-based compensation, employee benefits, facilities costs, laboratory supplies, depreciation and amortization, preclinical expenses, consulting and other contracted services. Additionally, under the terms of the license agreements (see Note 10, License Agreements), the Company is obligated to make future payments should certain development and regulatory milestones be achieved. No such costs have been incurred for the years ended December 31, 2020 and 2019. Costs for certain research and development activities are recognized based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as a prepaid or accrued expense.

Share-based compensation

The Company’s share-based compensation program allows for grants of stock options and restricted stock awards. Grants are awarded to employees and non-employees, including directors.

The Company accounts for its share-based compensation in using the fair value method and all share-based payments to employees, non-employees and directors, are recognized as expense in the statements of operations based on their fair values. The Company estimates the fair value of options granted using the Black-Scholes option pricing model for stock option grants to both employees and non-employees.

The Company’s share-based compensation awards are subject to service-based vesting conditions. Compensation expense related to awards to employees, directors and non-employees with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term.

The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (i) the expected stock price volatility, (ii) the expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. Due to the lack of Company-specific historical and implied volatility data, the Company has based its computation of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to the Company, including stage of product development and life science industry focus. The historical volatility is calculated based on a period of time commensurate with expected term assumption. The Company uses the simplified method to calculate the expected term for options granted to employees and non-employees whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the options due to its lack of sufficient historical data. The risk-free interest rate is based on U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.

Prior to the adoption of Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07), the measurement date for non-employee awards was generally the date the services are completed, resulting in financial reporting period adjustments to share-based compensation during the vesting terms for changes in the fair value of the awards. After the adoption of ASU 2018-07 on January 1, 2018, the measurement date for non-employee awards is the date of grant without changes in the fair value of the award.

In determining the exercise prices for options granted, the Company has considered the estimated fair value of the common stock as of the measurement date. Prior to the IPO, the estimated fair value of the common stock had been determined at each grant date based upon a variety of factors, including the illiquid nature of the common stock, the effect of the rights and preferences of the preferred stockholders, and the prospects of a liquidity event. Among other factors were the Company’s financial position and historical financial performance, the status of technological developments within the Company’s research, the composition and ability of the current research and management team, an evaluation or benchmark of the Company’s competition, and the current business climate in the marketplace. Significant changes to the key assumptions underlying the factors used could have resulted in different fair values of common stock at each valuation date. Following the closing of the IPO, the fair value of common stock was the closing price of the Company's common stock on the Nasdaq Global Market as reported on the date of the grant.

Patent costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses in the accompanying statements of operations.

Rent expense

The Company’s real estate operating lease provides for scheduled annual rent increases throughout the lease term. The Company recognizes the effects of the scheduled rent increases on a straight-line basis over the full term of the lease.

Income taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s financial statements and tax returns. Deferred tax assets and liabilities are determined based upon the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and for loss and credit carryforwards, using enacted tax rates expected to be in effect in the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that these assets may not be realized. The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, none of the benefit attributable to the position is recognized. The tax benefit to be recognized for any tax position that meets the more-likely-than-not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes.

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

●	Level 1: Quoted market prices in active markets for identical assets or liabilities.
●	Level 2: Inputs other than Level 1 inputs that are either directly or indirectly observable, such as quoted market prices, interest rates and yield curves.
●	Level 3: Unobservable inputs for the asset or liability (i.e. supported by little or no market activity). Level 3 inputs include management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

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

Net loss per share

The Company follows the two-class method when computing net loss per share, as the Company has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	Year ended December 31,
	2020	2019
Stock options(1)	1,472,840	583,622
Common stock warrants(1)	1,035,196	—
Convertible preferred stock(1)	—	4,443,260
	2,508,036	5,026,882
(1)	Represents common stock equivalents

The Company’s Series A Preferred had contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses were not allocated to participating securities. In periods in which the Company reports a net loss per share of common stock, diluted net loss per share of common stock is the same as basic net loss per share of common stock since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss per share of common stock for the years ended December 31, 2020 and 2019.

Segment and geographic information

Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker (CODM), or decision-making group, in deciding how to allocate resources and in assessing performance. The CODM is the Company’s Chief Executive Officer. The Company views its operations as and manages its business in one operating segment operating exclusively in the United States.

Recent accounting pronouncements

The Jumpstart Our Business Startups Act of 2012 permits an emerging growth company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. As an emerging growth company, the Company has elected to take advantage of this extended transition period.

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842) which requires a lessee to record a right-of-use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. As the Company has elected to use the extended transition period for complying with new or revised accounting standards as available under the JOBS Act, the standard is effective for the Company beginning January 1, 2022, with early adoption permitted. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

3. Fair value measurement

A reconciliation of the change in the fair value of the warrant liability for the year ended December 31, 2020 is as follows (in thousands).

Fair Value
Measurements
Using Significant
Unobservable
Inputs
(Level 3)
Balance, December 31, 2019	$—
Issuance of warrants on June 2, 2020	1,522
Change in fair value of warrant liability	5,538
Reclass of warrant liability to additional paid-in capital upon IPO	(7,060)
Warrant liability, December 31, 2020	$—

A summary of the inputs used in the Black-Scholes pricing model to fair value the warrants are disclosed in Note 12.

4. Property and equipment, net

Property and equipment consisted of the following:

	December 31,
(in thousands)	2020	2019
Lab equipment	$3,506	$2,942
Leasehold improvements	185	184
Computer equipment	96	76
Office equipment and furniture and fixtures	18	17
	3,805	3,219
Less accumulated depreciation and amortization	(2,274)	(1,519)
Property and equipment, net	$1,531	$1,700

Depreciation and amortization expense for the years ended December 31, 2020 and 2019 was $0.8 million and $0.6 million, respectively. There were no assets under capital leases as of December 31, 2020. At December 31, 2019, the Company had $1.1 million of laboratory equipment under capital leases.

5. Department of Defense (DoD) expense reimbursement contract

In July 2020, the Company entered into an Other Transaction Authority for Prototype Agreement (the DoD Agreement) with the DoD to fund the Company’s efforts in developing Biosynthetic Convalescent Plasma (BCP) to treat COVID-19. Under the DoD Agreement, the Company intends to develop BCP for use in the U.S. military population and the U.S. population as a whole, subject to approval by the U.S. Food and Drug Administration (FDA). The amount of funding being made available to the Company under this expense reimbursement contract is $13.3 million which, based on the Company’s anticipated expenditures, is expected to be received through mid-2021. The Company recorded contra-research and development expense of $1.7 million for the year ended December 31, 2020 in the statements of operations. As of December 31, 2020, the Company had an expense reimbursement receivable balance of $0.9 million due from the DoD in prepaid expenses and other current assets on the balance sheet.

6. Accrued expenses

Accrued expenses consisted of the following:

	December 31,
(in thousands)	2020	2019
Compensation and related benefits	$845	$426
Professional fees, contractors and other	527	240
	$1,372	$666

7. Convertible promissory notes

From January 2019 through July 2019, the Company issued $6.8 million of non-interest bearing convertible promissory notes to several existing Series A Preferred shareholders and new investors. The notes were to mature on February 2, 2020, if not converted or otherwise settled prior to maturity. Upon completion of a qualified equity financing event, as defined in the note agreement, the notes were to automatically convert into shares of the stock sold in such a qualified financing and at a price equal to 80% of the subscription price. In the event that the Company were to sell additional shares of Series A Preferred prior to a qualified financing event, the notes were to automatically convert into shares of Series A Preferred at a discount to the $9.00 per share subscription price. The discount was equal to 1% for each month that has lapsed from the initial note issuance date to the date in which the extended sale of Series A Preferred is consummated.

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

8. Equipment loan payables

The Company entered into various equipment financing agreements (the Agreements) to purchase laboratory equipment. The Agreements provide for 36 to 38 monthly payments ranging from $1,000 to $8,000. Interest rates for the Agreements range from 9.03% to 12.08%, and interest expense related to the equipment financing agreements was $21,000 and $46,000 for the years ended December 31, 2020 and 2019, respectively.

Future payments for the Company’s Agreements are as follows (in thousands):

Year ending December 31,	Amount
2021	$117
Total	117
Less amounts representing interest	(4)
Total equipment loan payable	$113

9. Long-term debt

On April 30, 2020, the Company entered into a loan agreement with Silicon Valley Bank as the lender (Lender) for a loan in an aggregate principal amount of $0.5 million (the Loan) pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security (CARES) Act and implemented by the U.S. Small Business Administration (“SBA”). The Company is using the proceeds of the Loan for payroll and other qualifying expenses. The Company may apply for forgiveness of amounts due under the Loan, with the amount of potential loan forgiveness to be calculated in accordance with the requirements of the PPP based on payroll costs, any mortgage interest payments, any covered rent payments and any covered utilities payments during the 8 or 24-week period after the origination date of the Loan. The Loan matures in two years and bears interest at a rate of 1% per year, with all payments deferred through the six-month anniversary of the date of the Loan or until a conclusion has been reached as to whether the Loan will be forgiven. In January 2021, the Company applied to the SBA for forgiveness and is awaiting a decision. While the Company believes that its use of the Loan proceeds will meet the conditions of forgiveness of the Loan, it cannot be assured that actions taken could cause the Company to be ineligible for forgiveness of the Loan, in whole or in part. Proceeds received are recorded as long-term debt. In the event the debt is forgiven in a future period, the Company will recognize a gain on extinguishment in the statement of operations. Interest expense for the year ended December 31, 2020 was de minimis.

Years ending December 31,	Amount
2021	$366
2022	134
Total	500
Less current portion of long-term debt	(366)
Long-term debt, net of current portion	$134

10. Commitments and contingencies

Operating leases

In May 2017, the Company entered into a 62-month office and laboratory space lease commencing on July 1, 2017 for approximately 11,000 square feet of space in Exton, Pennsylvania. The Company has an option to extend the lease for two additional five-year terms. The lease is subject to fixed rate escalation increases and the landlord waived the Company’s rent obligation for the first two months of the lease. Deferred rent is $16,000 and $18,000 as of December 31, 2020 and 2019, respectively, and is being amortized as a reduction in rent expense over the term of the lease. The Company recognizes rent expense on a straight-line basis over the expected lease term.

In August 2020, the Company entered into a one-year operating lease for laboratory equipment that expires in July 2021 and has fixed monthly payments of $18,000.

Future minimum lease payments for the Company’s operating leases are as follows (in thousands):

Years ending December 31,	Amount
2021	$349
2022	153
$502

Rent expense for the years ended December 31, 2020 and 2019 was $0.4 million and $0.3 million, respectively.

Capital leases

During 2016 and 2017, the Company entered into multiple capital leases (the leases) for laboratory equipment. All of the leases expired during 2020. Interest expense related to the leases was $7,000 and $60,000 for the years ended December 31, 2020 and 2019, respectively.

Employment agreements

The Company entered into offer letter agreements (the Employment Agreements) with key personnel providing for compensation and severance in certain circumstances, as defined in the respective Employment Agreements. The Employment Agreements may be terminated by either the Company or the employees in accordance with the Employment Agreements and provide for annual pay increases and bonuses at the discretion of the Board of Directors.

Employee benefit plan

The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company assumes all administrative costs of the 401(k) Plan and makes matching contributions as defined in the 401(k) Plan document. The Company made matching contributions of $74,000 and $61,000 to the 401(k) Plan for the years ended December 31, 2020 and 2019, respectively.

Legal proceedings

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities. At each reporting date, the Company evaluates whether a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies.

11. Licensing arrangements

2009 license agreement

In June 2009, the Company entered into and subsequently amended a license agreement (the 2009 License Agreement) with two research institutions (the 2009 Licensors) for certain base editing technology pursuant to which the Company received an exclusive, worldwide, sublicensable, royalty-bearing license under specified patent rights to develop and commercialize licensed products and a nonexclusive, worldwide, sublicensable, royalty-bearing license under certain patent rights to research and develop licensed products. The Company agreed to use commercially reasonable efforts to develop licensed products in accordance with the development plan, to introduce any licensed products that gain regulatory approval into the commercial market, to market licensed products that have gained regulatory approval following such introduction into the market, and to make licensed products that have gained regulatory approval reasonably available to the public. The license term extends until the later of the expiration of (i) the last to expire licensed patent covering a licensed product, (ii) the period of exclusivity associated with a licensed product or (iii) a certain period after the first commercial sale of a licensed product, unless terminated earlier by either party under certain provisions. The 2009 License Agreement was subsequently amended in December 2009, March 2013, August 2017 and July 2020.

The Company agreed to pay to the 2009 Licensors an annual license maintenance fee in the mid five figures. The Company is responsible for the payment of certain patent prosecution and maintenance costs incurred by the 2009 Licensors related to licensed patents. To the extent achieved, the Company is obligated to pay $0.7 million in the aggregate for certain development, regulatory and commercial milestones and $0.3 million for each product or derivative that the Company discovers using the licensed product or processes. To the extent there are sales of a licensed product, the Company is required to pay low single digit royalties on net sales. If the Company sublicenses its rights to develop or commercialize a licensed product under the 2009 License Agreement to a third party and the Company receives non-royalty sublicense income, then the 2009 Licensors are entitled to a percentage of such consideration, ranging from the high single digits to low double digits depending on the date in which such sublicense agreement is executed and the stage of development of the Company’s licensed products at such time.

The Company concluded that the licensing rights acquired from the 2009 Licensors did not meet the accounting definition of a business as inputs, but no processes or outputs were acquired with the license. As the inputs that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition. As of the date of the 2009 License Agreement, the assets acquired had no alternative future use as the assets had not reached a stage of technological feasibility. As a result, all share-based and cash payment obligations have been recorded as research and development expense in the statements of operations.

The Company is monitoring the development and regulatory milestone payments for this arrangement on an ongoing basis. The achievement of these milestone payments was not considered probable as of the acquisition date through December 31, 2020, as such, no expense has been recorded for these milestones for the years ended December 31, 2020 and 2019. To the extent products are commercialized under the 2009 License Agreement, the Company will accrue royalty expense and sublicense nonroyalty payments, as applicable, for the amount it is obligated to pay, with adjustments as sales are made.

2012 license agreement

In June 2012, the Company entered into a license agreement (the 2012 License Agreement) with a medical institution (the 2012 Licensor) for certain patent rights, know-how, and materials pursuant to which the Company received an exclusive, worldwide, sublicensable (with certain restrictions), royalty-bearing license under specified patent rights to develop and commercialize licensed products. The Company agreed to use commercially reasonable efforts to develop licensed products in accordance with the development plan, to introduce any licensed products that gain regulatory approval into the commercial market, to market licensed products that have gained regulatory approval following such introduction into the market, and to make licensed products that have gained regulatory approval reasonably available to the public. The license term extends until the last patent or patent application has expired or been abandoned or unless terminated earlier by either party under certain provisions. The 2012 License Agreement was amended in October 2017 to change the terms of the royalty and milestone payments and was further amended in July 2020.

The Company is responsible for the payment of certain patent prosecution and maintenance costs incurred by the 2012 Licensor related to licensed patents. To the extent achieved, the Company is obligated to pay up to an aggregate of $1.0 million in product development and regulatory approval milestones. To the extent there are sales of a licensed product, the Company is required to pay low single digit royalties on net sales. If the Company sublicenses its rights to develop or commercialize a licensed product under the 2012 License Agreement to a third party and the Company receives non-royalty sublicense income, then the 2012 Licensor is entitled to a percentage of such consideration.

The Company concluded that the licensing rights acquired from the 2012 Licensor did not meet the accounting definition of a business as inputs, but no processes or outputs were acquired with the license. As the inputs that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition. As of the date of the 2012 License Agreement, the assets acquired had no alternative future use as the assets had not reached a stage of technological feasibility.

The Company is monitoring the development and regulatory milestone payments for this arrangement on an ongoing basis. The achievement of these milestone payments was not considered probable as of the acquisition date through December 31, 2020, and as such, no expense has been recorded for these milestones for the years ended December 31, 2020 and 2019. To the extent products are commercialized under the 2012 License Agreement, the Company will accrue royalty expense and sublicense nonroyalty payments, as applicable, for the amount it is obligated to pay, with adjustments as sales are made.

2019 license agreement

In June 2019, the Company entered into an exclusive license agreement (the 2019 License Agreement) with a company (the 2019 Licensor) for certain methods and apparatus for substrate handling and printing technology pursuant to which the Company received an exclusive, worldwide, sublicensable, royalty-bearing license under specified patent rights and know-how to research, develop, make, have made, use, sell, offer for sale, market, and otherwise commercialize licensed products. The Company agreed to use commercially reasonable efforts to develop licensed products in accordance with the development plan, to introduce any licensed products that gain regulatory approval into the commercial market, to market licensed products that have gained regulatory approval following such introduction into the market, and to make licensed products that have gained regulatory approval reasonably available to the public. The license term extends until the last patent or patent application has expired or been abandoned or unless terminated earlier by either party under certain provisions.

As part of the 2019 License Agreement, the Company is required to pay an exclusivity fee in the low six figures. The Company is also responsible for the payment of certain patent prosecution and maintenance costs incurred by the 2019 Licensor related to licensed patents. To the extent there are sales of a licensed product, the Company is required to pay low single digit royalties on net sales. If the Company sublicenses its rights to develop or commercialize a licensed product under the 2019 License Agreement to a third party and the Company receives non-royalty sublicense income, then the 2019 Licensor is entitled to a percentage of such consideration.

The Company concluded that the licensing rights acquired from the 2019 Licensor did not meet the accounting definition of a business as inputs, but no processes or outputs were acquired with the license. As the inputs that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition. As of the date of the 2019 License Agreement, the assets acquired had no alternative future use as the assets had not reached a stage of technological feasibility. As a result, all cash payment obligations have been recorded as research and development expense in the statement of operations.

The Company pays an annual exclusivity fee related to the 2019 License Agreement and recognized $175,000 and $63,000 as license fee expense in research and development for the years ended December 31, 2020 and 2019, respectively. Annual patent costs will be expensed as incurred. To the extent products are commercialized under the 2019 License Agreement, the Company will accrue royalty expense and sublicense nonroyalty payments, as applicable, for the amount it is obligated to pay, with adjustments as sales are made.

12. Common stock and convertible preferred stock

Common stock

The holders of common stock are entitled to one vote for each share of common stock. Subject to the approval of the majority of shareholders, the holders of common stock shall be entitled to receive dividends out of funds legally available. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the holders of common stock shall be entitled to share ratably in the remaining assets of the Company available for distribution.

In October 2020, the Company closed its IPO in which the Company issued and sold 3,757,500 shares of its common stock at a public offering price of $12.00 per share, including 487,500 shares of the Company’s common stock sold pursuant to the underwriters’ option to purchase additional shares. The Company received net proceeds of $41.7 million after deducting underwriting discounts and commissions of $3.1 million but before deducting other offering expenses. The Company’s common stock is listed on the Nasdaq Capital Market under the trading symbol “IMNM.” On October 6, 2020, the Company filed an amended and restated certificate of incorporation to, among other things, increase the number of shares of common stock, $0.0001 par value per share, authorized for issuance to 200,000,000 and authorize the Company’s board of directors to issue up to 10,000,000 shares of “blank check” preferred stock, $0.0001 par value per share.

Series A convertible preferred stock

Prior to the IPO, all of the Company’s convertible preferred stock was classified outside of stockholders’ deficit because the shares contained certain redemption features that were not solely within the control of the Company. At the time of issuance, the redeemable convertible preferred stock was recorded at its issuance price, less issuance costs.

During the year ended December 31, 2019, the Company sold 512,826 shares of its Series A Preferred at $9.00 per share in exchange for $4.6 million in gross proceeds and incurred $35,000 of related issuance costs. In November 2019, the Company issued 821,657 shares of Series A Preferred in connection with the conversion of the promissory notes of $6.8 million (see Note 7, Convertible Promissory Notes). In June 2020, the Company completed the sale of an additional 1,226,925 shares of Series A Preferred at $9.00 per share, resulting in gross cash proceeds of $11.0 million. In addition to the shares of Series A Preferred, the Company issued 1,035,196 warrants to purchase shares of the Company’s Series A Preferred with a fair value of $1.5 million. The warrants were exercisable at any time and had an exercise price of $9.00 per share and were to terminate at the earlier of (i) three years from the date of issuance, (ii) upon liquidation of the Company and (iii) upon the Company’s securities trading at $27.00 per share for at least 10 days out of a consecutive 20-day trading period beginning after the first anniversary of the IPO.

In connection with the Company’s sale of its Series A Preferred in 2015, a future milestone closing provision (the Future Milestone) was included requiring the Company to sell, on the same terms and conditions as the initial offering, an aggregate of $3.5 million of additional Series A Preferred upon achievement of certain development and strategic milestones, as defined in the purchase agreement and at $9.00 per share, or 388,888 shares of Series A Preferred. The Future Milestone was not achieved and the Company’s obligations under this right terminated upon completion of the Company’s IPO.

The Company determined that the future tranche right related to the Future Milestone did not meet the definition of a freestanding financial instrument as it was not legally detachable. The future tranche right was also evaluated as an embedded derivative and the Company determined it did not meet the definition of a derivative instrument for which bifurcation would be required.

In connection with the IPO, all of the Series A Preferred converted into 5,670,184 shares of common stock and all of the outstanding warrants to purchase convertible preferred stock converted into warrants to purchase common stock.

Warrants to acquire shares of common stock

At December 31, 2020 there are 1,035,196 warrants outstanding to acquire shares of the Company’s common stock. The warrants were issued in connection with the June 2020 sale of the Company’s Series A convertible preferred stock and originally entitled the holders to acquire shares of the Company’s Series A Preferred. These warrants were originally liability-classified as the underlying Series A convertible preferred stock was contingently redeemable and outside of the Company’s control. The warrants had a grant date fair value of $1.5 million and a warrant liability was recorded in the balance sheet upon issuance. Upon completion of the IPO on October 6, 2020, the warrants became exercisable for shares of the Company’s common stock and the $7.1 million warrant liability was reclassified to additional paid-in capital (see Note 3).

The fair value of the warrants was estimated using a Black-Scholes pricing model with the following inputs:

	June 2, 2020	October 6, 2020
Volatility rate	79.0%	82.0%
Risk-free interest rate	0.2%	0.2%
Expected term (in years)	3.0	2.7
Strike price (per share)	$9.00	$9.00
Fair value of Series A convertible preferred stock	$4.44	$12.00

13. Share-based compensation

In July 2008 the board of directors adopted the 2008 Equity Incentive Plan (the 2008 Plan) which provided for the grant of qualified incentive stock options and nonqualified stock options, restricted stock or other awards to the Company’s employees, officers, directors, advisors, and outside consultants for the issuance or purchase of shares of the Company’s common stock. The 2008 Plan was replaced in July 2018 with the Immunome, Inc. 2018 Equity Incentive Plan (the 2018 Plan and collectively with the 2008 Plan, the Plans). At the time that the 2008 Plan was terminated, there were 388,748 shares available for grant that were transferred to the 2018 Plan. Any additional shares that become available for grant under the 2008 Plan are automatically transferred to and made available for grant under the 2018 Plan. On September 24, 2020, the Plans were terminated and replaced with the 2020 Equity Incentive Plan (the 2020 Plan). The remaining 298,277 shares available for grant under the Plans are available for issuance under the 2020 Plan and an additional 1,701,723 shares were authorized under the 2020 Plan.

The Company also adopted the 2020 Employee Stock Purchase Plan (the ESPP Plan) on September 18, 2020 which provides for the grant of purchase rights to purchase shares of the Company’s common stock to eligible employees, as defined by the ESPP Plan. The maximum number of shares of common stock that may be issued under the ESPP Plan will not exceed 125,000 shares of common stock, plus the number of shares of common stock that are automatically added on January 1st of each calendar year for a period of up to ten years, commencing on the first January 1 following the year in which an IPO occurs and ending on, and including, January 1, 2030, in an amount equal to the lesser of (i) 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, and (ii) 1,000,000 shares of common stock. No awards have been granted under the ESPP Plan as of December 31, 2020.

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

Share-based compensation expense recorded as research and development and general and administrative expenses in the statements of operations is as follows (in thousands):

	Year Ended December 31,
In thousands)	2020	2019
General and administrative	$441	$5
Research and development	180	9
	$621	$14

Unrecognized compensation cost related to unvested options was $3.6 million as of December 31, 2020 and will be recognized over an estimated weighted average period of 3.88 years.

Stock options

The weighted average assumptions used in the Black-Scholes option-pricing model for stock options granted were:

	Year ended December 31,
	2020	2019
Expected volatility	83.0%	73.7%
Risk-free interest rate	0.6%	2.5%
Expected term (in years)	6.1	5.3
Expected dividend yield	—	—
Fair value of common stock	$5.30	$0.36

A summary of option activity under the Plans during the year ended December 31, 2020 is as follows:

			Weighted
		Weighted	average
		average	remaining
	Number of	exercise price	contractual
	shares	per share	term (years)
Outstanding at January 1, 2020	583,622	$0.47	6.30
Granted	1,168,618	$4.90
Forfeited	(152,109)	$8.90
Exercised	(127,291)	$0.16
Outstanding at December 31, 2020	1,472,840	$3.14	8.51
Exercisable at December 31, 2020	632,524	$0.89	7.38
Vested or expected to vest at December 31, 2020	1,472,840	$3.14	8.51

The weighted-average grant date fair value per share of stock options granted during the years ended December 31, 2020 and 2019 was $3.71 and $0.24, respectively. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2020 was $1.2 million and for the year ended December 31, 2019 was de minimis. The aggregate intrinsic value of stock options outstanding at December 31, 2020 and 2019 is $10.1 million and $0.2 million, respectively.

In August 2020, the Company granted a total of 92,169 stock options to two of its officers, which option awards included both performance-based and service-based vesting conditions. These option awards were subsequently modified in September 2020 to eliminate the performance-based criteria. As a result of the modification, only service-based vesting conditions remained. All other terms and conditions of these option awards remain unchanged. Since the performance condition was not considered probable of being achieved prior to the modification, no share-based compensation expense was recorded prior to the modification. At the time of the modification, the fair value of these options awards was recalculated at $8.69 per option.

14. Income taxes

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	Year ended
	December 31,
	2020	2019
Federal tax benefit at statutory rate	21.0%	21.0%
State tax, net of federal benefit	5.8	7.9
Research and development credits	0.9	3.8
Permanent differences	(6.8)	(0.1)
Change in valuation allowance	(20.9)	(32.6)
	—%	—%

The components of the Company’s deferred taxes are as follows (in thousands):

	December 31,
(in thousands)	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$13,693	$10,202
Research and development credits	1,560	1,355
Share-based compensation	82	194
Accrued bonus	201	120
Amortization	2	3
Gross deferred tax assets	15,538	11,874
Less: valuation allowance	(15,435)	(11,711)
Net deferred tax asset	103	163
Deferred tax liability
Depreciation	(103)	(163)
Total deferred tax liabilities	$—	$—

The Company had no income tax expense due to the operating loss incurred for the years ended December 31, 2020 and 2019. Management has evaluated the positive and negative evidence bearing upon the realizability of the Company’s net deferred tax assets and has determined that it is more likely than not that the Company will not recognize the benefits of the net deferred tax assets. As a result, the Company has recorded a full valuation allowance at December 31, 2020 and 2019. The valuation allowance increased by $3.7 million and $3.4 million in 2020 and 2019, respectively, due to the increase in deferred tax assets, primarily due to net operating loss carryforwards, and research and development tax credits, and deductible accrued expenses.

Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership, including a sale of the Company or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss and other attributes including research and development credit carry forwards which could be used annually to offset future taxable income. Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company has not currently completed an evaluation of ownership changes through December 31, 2020 to assess whether utilization of the Company’s net operating loss or research and development credit carryforwards would be subject to an annual limitation under Sections 382 and 383. To the extent an ownership change occurs in the future, the net operating loss and credit carryforwards may be subject to limitation. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position. As a result, the Company is not able to estimate the effect of the change in control, if any, on the Company’s ability to utilize net operating loss and research and development credit carryforwards in the future. The Company has not yet conducted a study of its research and development credit carryforwards. This study may result in an increase or decrease to the Company’s credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s credits, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. As a result, there would be no impact to the Company’s financial statements.

As of December 31, 2020, the Company had $47.3 million of federal and $47.7 million of state net operating loss carryforwards. As of December 31, 2019, the Company had $35.3 million of federal and $35.3 million of state net operating loss carryforwards. If not utilized, the federal and state net operating loss carryforwards expire starting in 2027. Included in the federal net operating loss carryforwards is $18.3 million of net operating loss generated in 2018 and 2019 that will not expire. Federal net operating loss carryforwards of $12.3 million and $10.0 million generated in 2020 and 2019, respectively, will be limited to offset 80% of our taxable income for taxable years beginning after December 31, 2020. Certain federal and state net operating loss carryforwards expire at various dates through 2039. As of December 31, 2020, we had cumulative federal R&D tax credits of $1.4 million. These tax credit carryforwards will expire at various dates through 2039.

As of December 31, 2020 and 2019, the Company had no uncertain tax positions. The Company recognizes both interest and penalties associated with unrecognized tax benefits as a component of income tax expense. The Company has not recorded any interest or penalties for unrecognized tax benefits since its inception.

The Company filed income tax returns in the United States and Pennsylvania in all tax years since inception. The tax years 2016 and beyond remain open to examination by these jurisdictions. Carryforward attributes generated in all years since inception remain subject to adjustment. The Company is not currently under examination by the Internal Revenue Service or any other jurisdiction for these years.

15. Interest expense, net

Interest expense, net consisted of the following:

	Year Ended December 31,
(in thousands)	2020	2019
Capital lease obligations interest expense	$(18)	$(60)
Equipment loan payable interest expense	(21)	(46)
Interest income	1	10
	$(38)	$(96)

16. Related party transactions

License agreements

The Company has entered into license agreements with shareholders of the Company (see Note 11, Licensing Arrangements). Expenses with these related parties during the years ended December 31, 2020 and 2019 were approximately $0.1 million and $0.2 million, respectively. There were no amounts owed to these related parties as of December 31, 2020 and 2019.

Convertible promissory notes

During the year ended December 31, 2019, the Company received $6.8 million upon issuing convertible promissory notes, of which $3.8 million was from several of its existing preferred stock investors. All of the convertible promissory notes were converted into shares of Series A Preferred (see Note 7, Convertible Promissory Notes).

Broadband services agreement

During November 2015, the Company entered into a Master Services Agreement (MSA) with BCM Advisory Partners LLC, Broadband Capital Partners LLC and Broadband Advisory (collectively, Broadband) pursuant to which Broadband will provide corporate finance, strategic planning, and management recruiting services to the Company. The Company is required to pay Broadband a cash fee of $20,000 per month, retroactive to May 1, 2016, for Broadband’s advisory services. The Company recorded $0.2 million and $0.2 million during the years ended December 31, 2020 and 2019, respectively, related to the Broadband MSA which is included in general and administrative expenses in the statements of operations.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Immunome, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed October 6, 2020).

3.2	Amended and Restated Bylaws of Immunome, Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed October 6, 2020).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to our Registration Statement on Form S-1/A filed on September 24, 2020).

4.2

Amended and Restated Investors’ Rights Agreement by and among the registrant and certain of its stockholders, dated as of June 2, 2020 (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1 filed on September 9, 2020).

4.3	Form of 2020 Series A Preferred Stock Warrant (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-1 filed on September 9, 2020).

4.4	Form of Amendment to 2020 Series A Preferred Stock Warrants (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to our Registration Statement on Form S-1/A filed on September 24, 2020).

4.5*	Description of Securities

10.1

Form of Indemnification Agreement between the registrant and its directors and officers (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 filed on September 9, 2020).

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

10.12#

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

10.17†

Second Amendment to License Agreement by and between the registrant and Thomas Jefferson University, dated July 28, 2020 (incorporated by reference to Exhibit 10.17 to our Form 10-Q for the quarterly period ended September 30, 2020 filed on November 16, 2020).

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

10.22	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to our Registration Statement on Form S-1/A filed on September 24, 2020).

10.23#

Amended and Restated Employment Agreement by and between the registrant and Purnanand D. Sarma, dated September 23, 2020 (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to our Registration Statement on Form S-1/A filed on September 24, 2020)

10.24#

Amended and Restated Employment Agreement by and between the registrant and Michael J. Morin, dated September 23, 2020 (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to our Registration Statement on Form S-1/A filed on September 24, 2020)

10.25#

Separation Agreement and General Release between the Company and Richard Fitzgerald, dated December 1, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 30, 2020)

10.26*#	Employment Agreement between the Company and Sandra G. Stoneman effective October 19, 2020.

10.27*†	Master Services Agreement, between the Company and Abzena (San Diego) Inc dated December 14, 2020.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial information from the Annual Report on Form 10 K of IMMUNOME, INC. for the year ended December 31, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (1) Balance Sheets as of December 31, 2020 and 2019; (2) Statements of Operations for the years ended December 31, 2020 and 2019; (3) Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2020 and 2019; (4) Statements of Cash Flows for the years ended December 31, 2020 and 2019; and (5) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL).
*	Filed or furnished herewith.
#	Management contracts or compensatory plans or arrangements
†	Certain portions of this exhibit (indicated by asterisks) have been omitted because they are not material and would likely cause competitive harm to Immunome, Inc. if publicly disclosed.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2021.

IMMUNOME, INC.

By:	/s/ Purnanand D. Sarma
Name: Purnanand D. Sarma, Ph.D.
Title: President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Purnanand D. Sarma, Ph.D. and Diane Marcou, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him in his name, place and stead, in any and all capacities, to sign this report, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated on behalf of the Registrant.

Signature	Title	Date

/s/ Purnanand D. Sarma	President, Chief Executive Officer and Director	March 25, 2021
Purnanand D. Sarma, Ph.D.	(Principal Executive Officer)

/s/ Diane Marcou	Interim Chief Financial Officer	March 25, 2021
Diane Marcou	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Rapp	Director	March 25, 2021
Michael Rapp

/s/ Richard Baron	Director	March 25, 2021
Richard Baron

/s/ John LaMattina	Director	March 25, 2021
John LaMattina, Ph.D.

/s/ Michael Lefenfeld	Director	March 25, 2021
Michael Lefenfeld

/s/ Philip Wagenheim	Director	March 25, 2021
Philip Wagenheim

/s/ Michael Widlitz	Director	March 25, 2021
Michael Widlitz