Form 10-Q
period 2021-03-31
Immunome Inc.
filed 2021-05-12
CIK 1472012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Not applicable.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	IMNM	The Nasdaq Capital Market

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

There were 11,757,255 shares of the registrant’s common stock outstanding as of May 7, 2021.

IMMUNOME, INC.

Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

IMMUNOME, INC.

Condensed Balance Sheets

(Unaudited; In thousands, except share data)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash	$36,276	$39,766
Prepaid expenses and other current assets	4,831	3,128
Total current assets	41,107	42,894
Property and equipment, net	1,386	1,531
Restricted cash	100	100
Total assets	$42,593	$44,525
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$366	$366
Equipment loan payable	78	113
Accounts payable	2,958	1,187
Accrued expenses and other current liabilities	1,169	1,372
Total current liabilities	4,571	3,038
Long-term debt, net of current portion	134	134
Deferred rent	5	8
Total liabilities	4,710	3,180
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2021 and December 31, 2020; 10,660,181 shares issued and outstanding at March 31, 2021; 10,634,245 shares issued and outstanding at December 31, 2020	1	1
Additional paid-in capital	96,174	95,738
Accumulated deficit	(58,292)	(54,394)
Total stockholders’ equity	37,883	41,345
Total liabilities and stockholders’ equity	$42,593	$44,525

The accompanying notes are an integral part of these unaudited condensed financial statements.

IMMUNOME, INC.

Condensed Statements of Operations

(Unaudited; In thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$1,979	$2,115
General and administrative	1,918	540
Total operating expenses	3,897	2,655
Loss from operations	(3,897)	(2,655)
Interest expense, net	(1)	(22)
Net loss	$(3,898)	$(2,677)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.37)	$(2.44)
Weighted-average common shares outstanding, basic and diluted	10,640,870	1,099,270

The accompanying notes are an integral part of these unaudited condensed financial statements.

IMMUNOME, INC.

Condensed Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited; In thousands, except share data)

	Stockholders’ equity
	Common stock		Additional
			paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at January 1, 2021	10,634,245	$1	$95,738	$(54,394)	$41,345
Share-based compensation expense	—	—	325	—	325
Exercise of common stock warrants	11,666	—	105	—	105
Exercise of stock options	14,270	—	6	—	6
Net loss	—	—	—	(3,898)	(3,898)
Balance at March 31, 2021	10,660,181	$1	$96,174	$(58,292)	$37,883

	Convertible preferred stock		Stockholders’ deficit
	Series A		Common stock		Additional
					paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at January 1, 2020	4,443,259	$38,894	1,099,270	$—	$927	$(36,557)	$(35,630)
Sale of Series A convertible preferred stock	4,722	45	—	—	—	—	—
Share-based compensation expense	—	—	—	—	146	—	146
Net loss	—	—	—	—	—	(2,677)	(2,677)
Balance at March 31, 2020	4,447,981	$38,939	1,099,270	$—	$1,073	$(39,234)	$(38,161)

The accompanying notes are an integral part of these unaudited condensed financial statements.

IMMUNOME, INC.

Condensed Statements of Cash Flows

(Unaudited; In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(3,898)	$(2,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	176	163
Share-based compensation	325	146
Deferred rent	(1)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,703)	99
Accounts payable	1,771	314
Accrued expenses and other current liabilities	(205)	(109)
Net cash used in operating activities	(3,535)	(2,064)
Cash flows from investing activities:
Purchases of property and equipment	(31)	(55)
Net cash used in investing activities	(31)	(55)
Cash flows from financing activities:
Proceeds from sale of Series A convertible preferred stock	—	995
Proceeds from exercise of stock options	6	—
Proceeds from exercise of common stock warrants	105	—
Payment of equipment loan payable	(35)	(55)
Payment of capital lease obligations	—	(96)
Net cash provided by financing activities	76	844
Net decrease in cash and restricted cash	(3,490)	(1,275)
Cash and restricted cash at beginning of year	39,866	2,643
Cash and restricted cash at end of year	$36,376	$1,368
Supplemental disclosures of cash flow information:
Cash paid for interest	$2	$13

The accompanying notes are an integral part of these unaudited condensed financial statements.

IMMUNOME, INC.

Notes to Condensed Financial Statements

(Unaudited)

1. Nature of the business and basis of presentation

Organization

Immunome, Inc. (the Company or Immunome) was incorporated as a Pennsylvania corporation on March 2, 2006 and was converted to a Delaware corporation on December 2, 2015. The Company is a biopharmaceutical company utilizing our proprietary human memory B cell platform to discover and develop first-in-class antibody therapeutics designed to change the way diseases are currently being treated. The Company’s primary focus areas are oncology and infectious disease, including COVID-19.

Since its inception, the Company has devoted substantially all of its resources to research and development, raising capital, building its management team and building its intellectual property portfolio. The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry including, but not limited to; technical risks associated with the successful research, development and manufacturing of product candidates, uncertain results of preclinical and clinical testing, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and regulatory approval of product candidates and the ability to secure additional capital to fund operations.

Liquidity

The Company has incurred net losses since inception, including net losses of $3.9 million and $2.7 million for the three months ended March 31, 2021 and 2020, respectively, and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its potential product candidates. As of March 31, 2021, the Company had an accumulated deficit of $58.3 million. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.

On October 6, 2020, the Company closed its initial public offering (IPO), in which the Company issued and sold 3,250,000 shares of its common stock at a public offering price of $12.00 per share. On October 13, 2020, the underwriters exercised their option to purchase an additional 487,500 shares of the Company’s common stock at a purchase price of $12.00 per share. The Company received net proceeds of $41.7 million after deducting underwriting discounts and commissions of $3.1 million but before deducting other offering expenses.

The Company expects that its cash as of March 31, 2021 as well as an additional $27.0 million received from a private offering of the Company’s common stock in April 2021 (see Note 12, Subsequent Events) will be sufficient to fund the Company’s operations through fiscal year 2022. Beyond that date, the Company will need additional financing to support its continuing operations and pursue its growth strategy.

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

Operations of the Company are subject to certain risks and uncertainties including various internal and external factors that will affect whether and when the Company’s product candidates become approved drugs and how significant their market share will be, some of which are outside of the Company’s control. The length of time and cost of developing and commercializing these product candidates and/or failure of them at any stage of the drug approval process will materially affect the Company’s financial condition and future operations. On March 11, 2020, the World Health Organization characterized the novel COVID 19 virus as a global pandemic. Although there is significant uncertainty as to the likely effects this disease may have in the future, to date there has not been a significant impact to the Company’s operations or financial results.

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

Unaudited interim results

These unaudited condensed financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and the notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 25, 2021. The accompanying condensed financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 are unaudited but include all adjustments that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2020 have been derived from the audited financial statements as of that date.

Reverse stock split

The Company’s board of directors approved a one-for-six reverse stock split of its issued and outstanding common stock, stock options, convertible preferred stock and convertible preferred stock warrants legally effective as of September 22, 2020. Accordingly, all convertible preferred shares and common shares, common stock warrants, per share amounts, and additional paid-in capital amounts for all periods presented in the accompanying financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the reverse stock split.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. Significant estimates and assumptions reflected in these condensed financial statements include, but are not limited to, the fair value of the Company’s common stock in connection with share-based compensation arrangements. Actual results could differ from these estimates.

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

Equity issuance costs

The Company capitalized incremental legal, professional, accounting and other third-party fees that were directly associated with the IPO as other noncurrent assets until the IPO was consummated. After consummation of the IPO in October 2020, these costs were recorded in stockholders’ equity as a reduction of additional paid-in-capital generated as a result of the IPO. As of March 31, 2021 and December 31, 2020, there were no deferred offering costs.

Government contract funding

The Company accounts for amounts received under its U.S. Department of Defense expense reimbursement contract as contra-research and development expenses in the condensed statements of operations.

Research and development costs

Research and development costs are charged to expense as incurred. Research and development costs consist of costs incurred in performing research and development activities, including salaries and bonuses, share-based compensation, employee benefits, facilities costs, laboratory supplies, depreciation and amortization, preclinical expenses, consulting and other contracted services. Additionally, under the terms of the license agreements, the Company is obligated to make future payments should certain development and regulatory milestones be achieved. No such costs have been incurred for the three months ended March 31, 2021 and 2020. Costs for certain research and development activities are recognized based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as a prepaid or accrued expense.

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

The following potentially dilutive securities outstanding as of March 31, 2021 and 2020 have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Stock options(1)	1,636,069	1,016,634
Common stock warrants(1)	1,023,530	—
Convertible preferred stock(1)	—	4,447,981
	2,659,599	5,464,615
(1)	Represents common stock equivalents.

Prior to its conversion, the Company’s Series A convertible preferred stock contractually entitles the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reported a net loss, such losses were not allocated to participating securities. In periods in which the Company reports a net loss per share of common stock, diluted net loss per share of common stock is the same as basic net loss per share of common stock since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss per share of common stock for the three months ended March 31, 2021 and 2020.

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

3. U.S. Department of Defense (DoD) expense reimbursement contract

In July 2020, the Company entered into an Other Transaction Authority for Prototype Agreement (the OTA Agreement) with the DoD to fund the Company’s efforts in developing Biosynthetic Convalescent Plasma (BCP) to treat COVID-19. Under the OTA Agreement, the Company intends to develop BCP for use in the U.S. military population and the U.S. population as a whole, subject to approval by the U.S. Food and Drug Administration (FDA). The amount of funding being made available to the Company under this expense reimbursement contract is $13.3 million which, based on the Company’s anticipated expenditures, is expected to be received through 2021. The Company recorded contra-research and development expense in the amount of $4.0 million for the three months ended March 31, 2021 in the condensed statements of operations. There was no contra-research and development expense for the three months ended March 31, 2020. As of March 31, 2021, the Company had an expense reimbursement receivable balance of $2.6 million due from the DoD in prepaid expenses and other current assets on the condensed balance sheet. Costs that have been reimbursed by the DoD but not yet expensed by the Company are recorded as a deferred research obligation liability for the period. As of March 31, 2021, the Company has a deferred research obligation liability of $0.7 million.

4. Accrued expenses

Accrued expenses consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
Deferred research obligations	$667	$—
Compensation and related benefits	255	845
Professional fees, contractors and other	247	527
	$1,169	$1,372

5. Convertible promissory notes

From January 2019 through July 2019, the Company issued $6.8 million of non-interest bearing convertible promissory notes to several existing Series A Preferred shareholders and new investors. These notes were scheduled to mature on February 2, 2020, if not converted or otherwise settled prior to maturity. Upon completion of a qualified equity financing event, as defined in the notes, the notes automatically convert into shares of the stock sold in such qualified financing and at a price equal to 80% of the subscription price. Upon the sale of additional shares of Series A Preferred prior to a qualified financing event, the notes automatically convert into shares of Series A Preferred at a discount to the $9.00 per share subscription price. The discount is equal to 1% for each month that has lapsed from the initial note issuance date to the date in which the extended sale of Series A Preferred is consummated.

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

6. Equipment loan payables

The Company entered into various equipment financing agreements (the Agreements) to purchase laboratory equipment. The Agreements provide for 36 to 38 monthly payments ranging from $1,000 to $8,000. Interest rates for the Agreements range from 9.03% to 12.08%. Interest expense related to the equipment financing agreements was $2,000 and $8,000 for the three months ended March 31, 2021 and 2020, respectively.

Future payments for the Agreements are as follows as of March 31, 2021 (in thousands):

Year ending December 31,	Amount
2021 (represents remaining nine months in 2021)	$80
Total	80
Less amounts representing interest	(2)
Total equipment loan payable	$78

7. Long-term debt

On April 30, 2020, the Company entered into a loan agreement with Silicon Valley Bank as the lender (Lender) for a loan in an aggregate principal amount of $0.5 million (the Loan) pursuant to the Paycheck Protection Program (PPP) under the Coronavirus Aid, Relief, and Economic Security (CARES) Act and implemented by the U.S. Small Business Administration (SBA). The Company used the proceeds of the Loan for payroll and other qualifying expenses. Under the terms of the Loan, the Company may apply for forgiveness of amounts due under the Loan, with the amount of potential loan forgiveness to be calculated in accordance with the requirements of the PPP based on payroll costs, any mortgage interest payments, any covered rent payments and any covered utilities payments during the 8 or 24-week period after the origination date of the Loan. The Loan matures in two years and bears interest at a rate of 1% per year, with all payments deferred through the six-month anniversary of the date of the Loan or until a conclusion has been reached as to whether the Loan will be forgiven. In January 2021, the Company applied to the SBA for forgiveness and is awaiting a decision. While the Company believes that its use of the Loan proceeds will meet the conditions of forgiveness of the Loan, it cannot be assured that actions taken could cause the Company to be ineligible for forgiveness of the Loan, in whole or in part. In the event the debt is forgiven in a future period, the Company will recognize a gain on extinguishment in the statement of operations. Interest expense for each of the three months ended March 31, 2021 and 2020 was de minimis.

The following table sets forth the Company’s future principal payments as of March 31, 2021 (in thousands):

Years ending December 31,	Amount
2021 (represents remaining nine months in 2021)	$366
2022	134
Total	500
Less current portion of long-term debt	(366)
Long-term debt, net of current portion	$134

8. Commitments and contingencies

Operating leases

In May 2017, the Company entered into a 62 month office and laboratory space lease commencing on July 1, 2017 for approximately 11,000 square feet of space in Exton, Pennsylvania. The Company has an option to extend the lease for two additional five-year terms. The lease is subject to fixed rate escalation increases and the landlord waived the Company’s rent obligation for the first two months of the lease. Deferred rent is $15,000 and $16,000 as of March 31, 2021 and December 31, 2020, respectively, and is being amortized as a reduction in rent expense over the term of the lease. The Company recognizes rent expense on a straight-line basis over the expected lease term.

Future minimum lease payments for the Company’s operating leases are as follows as of March 31, 2021 (in thousands):

Years ending December 31,	Amount
2021 (represents remaining nine months in 2021)	$240
2022	153
$393

Rent expense was $0.1 million for each of the three months ended March 31, 2021 and 2020, respectively.

In August 2020, the Company entered into a one-year operating lease for laboratory equipment that expires in July 2021 and has fixed monthly payments of $18,000.

Employment agreements

The Company entered into employment offer letter agreements (the Employment Agreements) with key personnel providing for compensation and severance in certain circumstances, as defined in the respective Employment Agreements. The Employment Agreements may be terminated by either the Company or the employees in accordance with the respective Employment Agreements and provide for annual pay increases and bonuses at the discretion of the Board of Directors.

Employee benefit plan

The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company assumes all administrative costs of the 401(k) Plan and makes matching contributions as defined in the 401(k) Plan document. The Company made matching contributions of $39,000 and $16,000 to the 401(k) Plan for the three months ended March 31, 2021 and 2020, respectively.

Legal proceedings

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities. At each reporting date, the Company evaluates whether a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies.

9. Common stock and convertible preferred stock

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

In October 2020, the Company closed the IPO in which the Company issued and sold 3,757,500 shares of its common stock at a public offering price of $12.00 per share, including 487,500 shares of the Company’s common stock sold pursuant to the underwriters’ option to purchase additional shares. The Company received net proceeds of $41.7 million after deducting underwriting discounts and commissions of $3.1 million but before deducting other offering expenses. The Company’s common stock is listed on the Nasdaq Capital Market under the trading symbol “IMNM.” On October 6, 2020, the Company filed an amended and restated certificate of incorporation to, among other things, increase the number of shares of common stock, $0.0001 par value per share, authorized for issuance to 200,000,000 and authorize the Company’s board of directors to issue up to 10,000,000 shares of “blank check” preferred stock, $0.0001 par value per share.

Series A convertible preferred stock

Prior to the IPO, all of the Company’s convertible preferred stock was classified outside of stockholders’ deficit because the shares contained certain redemption features that were not solely within the control of the Company. At the time of issuance, the redeemable convertible preferred stock was recorded at its issuance price, less issuance costs.

During the year ended December 31, 2019, the Company sold 512,826 shares of its Series A Preferred at $9.00 per share in exchange for $4.6 million in gross proceeds and incurred $35,000 of related issuance costs and issued 821,657 shares of Series A Preferred in connection with the conversion of the promissory notes of $6.8 million (see Note 5, Convertible Promissory Notes). In 2020, the Company completed the sale of an additional 1,226,925 shares of Series A Preferred at $9.00 per share, resulting in gross cash proceeds of $11.0 million, which includes 4,722 shares issued in January 2020 for gross receipts of $45,000. During the three months ended March 31, 2020, the Company received $1.0 million in advanced payments for shares of Series A Preferred that would be sold in June 2020. In addition to the shares of Series A Preferred, the Company issued 1,035,196 warrants to purchase shares of the Company’s Series A Preferred with a fair value of $1.5 million. The warrants were exercisable at any time and had an exercise price of $9.00 per share and were to terminate at the earlier of (i) three years from the date of issuance, (ii) upon liquidation of the Company and (iii) upon the Company’s securities trading at $27.00 per share for at least 10 days out of a consecutive 20-day trading period beginning after the first anniversary of the IPO.

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

Warrants to acquire shares of common stock

At March 31, 2021 there were 1,023,530 warrants outstanding to acquire shares of the Company’s common stock. The warrants were issued in connection with the June 2020 sale of the Company’s Series A convertible preferred stock and originally entitled the holders to acquire shares of the Company’s Series A convertible preferred stock. These warrants were originally liability-classified as the underlying Series A convertible preferred stock was contingently redeemable and outside of the Company’s control. The warrants had a grant date fair value of $1.5 million and a warrant liability was recorded in the balance sheet upon issuance. Upon completion of the IPO on October 6, 2020, the warrants became exercisable for shares of the Company’s common stock and the $7.1 million warrant liability was reclassified to additional paid-in capital. During the three months ended March 31, 2021, 11,666 warrants were exercised at a price of $9.00 per warrant for gross proceeds of $0.1 million and 11,666 shares of the Company’s common stock were issued.

10. Share-based compensation

In July 2008 the board of directors adopted the 2008 Equity Incentive Plan (the 2008 Plan) which provided for the grant of qualified incentive stock options and nonqualified stock options, restricted stock or other awards to the Company’s employees, officers, directors, advisors, and outside consultants for the issuance or purchase of shares of the Company’s common stock. The 2008 Plan was replaced in July 2018 with the Immunome, Inc. 2018 Equity Incentive Plan (the 2018 Plan and collectively with the 2008 Plan, the Plans). At the time that the 2008 Plan was terminated, there were 388,748 shares available for grant that were transferred to the 2018 Plan. Any additional shares that become available for grant under the 2008 Plan are automatically transferred to and made available for grant under the 2018 Plan. On September 24, 2020, the 2018 Plan was terminated and replaced with the 2020 Equity Incentive Plan (the 2020 Plan). The remaining 298,277 shares available for grant under the 2018 Plan are available for issuance under the 2020 Plan and an additional 1,701,723 shares were authorized under the 2020 Plan.

The Company also adopted the 2020 Employee Stock Purchase Plan (the ESPP Plan) on September 18, 2020 which provides for the grant of purchase rights to purchase shares of the Company’s common stock to eligible employees, as defined by the ESPP Plan. The maximum number of shares of common stock that may be issued under the ESPP Plan will not exceed 125,000 shares of common stock, plus the number of shares of common stock that are automatically added on January 1st of each calendar year for a period of up to ten years, commencing on the first January 1st following the year in which an IPO occurs and ending on, and including, January 1, 2030, in an amount equal to the lesser of (i) 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, and (ii) 1,000,000 shares of common stock. No awards have been granted under the ESPP Plan as of March 31, 2021.

The 2020 Plan and the ESPP Plan are administered by the board of directors. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors. Stock options awarded under the Plans generally expire 10 years after the grant date unless the board of directors sets a shorter term. Vesting periods for awards under the Plans and the 2020 Plan are determined at the discretion of the board of directors. Incentive stock options and non-

statutory stock options granted to employees, officers, members of the board of directors and consultants of the Company typically vest over two to four years. Certain options provide for accelerated vesting if there is a change in control, as defined in the Plans and the 2020 Plan.

Share-based compensation expense recorded as research and development and general and administrative expenses in the condensed statements of operations is as follows:

	Three Months Ended March 31,
In thousands)	2021	2020
General and administrative	$171	$99
Research and development	154	47
	$325	$146

Unrecognized compensation cost related to unvested options was $7.3 million as of March 31, 2021 and will be recognized over an estimated weighted average period of 3.61 years.

Stock options

The weighted average assumptions used in the Black-Scholes option-pricing model for stock options granted were:

	Three Months Ended March 31,
	2021	2020
Expected volatility	83.5%	80.0%
Risk-free interest rate	1.1%	0.8%
Expected term (in years)	6.1	5.6
Expected dividend yield	—	—
Fair value of common stock	$31.83	$1.62

A summary of option activity during the three months ended March 31, 2021 is as follows:

			Weighted
		Weighted	average
		average	remaining
	Number of	exercise price	contractual
	shares	per share	term (years)
Outstanding at January 1, 2021	1,472,840	$3.14	8.51
Granted	183,000	$31.83
Forfeited	(5,501)	$8.10
Exercised	(14,270)	$0.39
Outstanding at March 31, 2021	1,636,069	$6.36	8.42
Exercisable at March 31, 2021	480,790	$1.42	7.70
Vested or expected to vest at March 31, 2021	1,636,069	$6.36	8.42

The weighted-average grant date fair value per share of stock options granted during the three months ended March 31, 2021 and 2020 was $22.46 and $0.22, respectively. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2021 was $0.4 million. The aggregate intrinsic value of stock options outstanding at March 31, 2021 is $45.1 million.

In August 2020, the Company granted stock options exercisable for a total of up to 92,169 shares of common stock to two of its officers, which option awards included both performance-based and service-based vesting conditions. These option awards were subsequently modified in September 2020 to eliminate the performance-based criteria. As a result of the modification, only service-based vesting conditions remained. All other terms and conditions of these option awards remain unchanged. Since the performance condition was not considered probable of being achieved prior to the modification, no share-based compensation expense was recorded prior to the modification. At the time of the modification, the fair value of these options awards was recalculated at $8.69 per option.

11. Related party transactions

License agreements

The Company has entered into license agreements with certain stockholders of the Company. Expenses with these related parties were de minimis for each of the three months ended March 31, 2021 and 2020, respectively. There were no amounts owed to these related parties as of March 31, 2021 and December 31, 2020.

Broadband services agreement

In November 2015, the Company entered into a management services agreement (MSA) with BCM Advisory Partners LLC and Broadband Capital Partners LLC (Broadband Capital), as subsequently amended and/or restated in July 2016, January 2017, June 2018, March 2020 and August 2020. Under the Broadband MSA, the Company engages Broadband Capital as a consultant for advice in connection with senior management matters related to the Company’s business, administration and policies in exchange for a cash fee to Broadband Capital of $20,000 per month. The Broadband MSA expires in June 2021. Pursuant to the Broadband MSA, the Company previously issued an aggregate of 827,640 shares of its common stock to Broadband Advisory and has no further obligation to issue additional shares under the Broadband MSA. The Company recorded $0.1 million during each of the three months ended March 31, 2021 and 2020, related to the Broadband MSA which is included in general and administrative expenses in the condensed statements of operations.

.

12. Subsequent events

On April 28, 2021, the Company sold 1,000,000 shares of the Company’s common stock in a private placement at a price of $27.00 per share for gross proceeds of $27.0 million. In connection with the private placement, the Company also issued Series B Warrants (the Series B Warrants) to purchase 500,000 shares of common stock. The Series B Warrants are exercisable at any time, have an exercise price of $45.00 per share and will terminate at the earlier of (i) three years from the date of issuance and (ii) upon liquidation or deemed liquidation of the Company. The Series B Warrants are callable by the Company in certain circumstances.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in

“Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 25, 2021. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for us to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Overview

Since our inception in 2006, we have devoted substantially all of our resources to research and development, raising capital, building our management team and building our intellectual property portfolio. To date, we have financed our operations primarily through the sale of our common stock, Series A convertible preferred stock and warrants and convertible promissory notes. Through March 31, 2021, we raised an aggregate of $50.4 million from the sale of our Series A convertible preferred stock and warrants and convertible promissory notes and in April 2020, we received $0.5 million in cash pursuant to the Paycheck Protection Program, or the PPP, under the Coronavirus Aid, Relief, and Economic Security (CARES) Act implemented by the U.S. Small Business Administration.

On October 6, 2020, we closed the IPO, in which we issued and sold 3,250,000 shares of our common stock at a public offering price of $12.00 per share. On October 13, 2020, the underwriters exercised their option to purchase an additional 487,500 shares of our common stock at a purchase price of $12.00 per share. We received net proceeds of $41.7 million after deducting underwriting discounts and commissions of $3.1 million but before deducting other offering expenses.

We are a development stage company, and all of our programs are in a preclinical stage of development. To date, we have not generated any revenue from product sales and do not expect to generate revenue from the sale of products for the foreseeable future. Since inception we have incurred significant operating losses. Our net losses for the three months ended March 31, 2021 and 2020 were $3.9 million and $2.7 million, respectively.

As of March 31, 2021, we had a cash balance of $36.3 million. On April 28, 2021, we sold 1,000,000 shares of our common stock in a private placement at a price of $27.00 per share and received gross proceeds of $27.0 million. We expect to continue to incur losses for the foreseeable future. We expect to continue to incur significant expenses and increasing operating losses in connection with ongoing development activities related to our portfolio of programs as we continue our preclinical development of product candidates; advance these product candidates toward clinical development; further develop our product candidates; perform research activities as we seek to discover and develop additional product candidates; carry out maintenance, expansion enforcement, defense, and protection of our intellectual property portfolio; and hire research and development, clinical and commercial personnel. If we cannot obtain the necessary funding, we will need to delay, scale back or eliminate some or all of our research and development programs or enter into collaborations with third parties to commercialize potential products or technologies that we might otherwise seek to develop or commercialize independently; consider other various strategic alternatives, including a merger or sale of the Company; or cease operations. If we engage in collaborations, we may receive lower consideration upon commercialization of such products than if we had not entered into such arrangements or if we entered into such arrangements at later stages in the product development process. We currently have no sources of revenue, and our ability to continue as a going concern is dependent on our ability to raise capital to fund our future business plans. Additionally, volatility in the capital markets and general economic conditions in the United States may be a significant obstacle to raising the required funds.

We expect to continue to incur significant expenses and increasing operating losses in connection with ongoing research and development activities, particularly if and as we:

●	continue research activities and preclinical studies;
●	commence clinical trials for product candidates;

●	advance the development of our future pipeline;
●	obtain, maintain, expand and protect our intellectual property portfolio;
●	hire additional research and development, clinical, commercial and administrative personnel;
●	pursue regulatory approvals for our current and future product candidates;
●	scale up our clinical and regulatory capabilities; and
●	add operational, financial and management information systems and infrastructure to support our research and development programs, and any future commercialization efforts.

Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

As a result of these anticipated expenditures, we will need substantial additional financing to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of any stockholder will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We expect that our cash as of March 31, 2021, together with additional funds received from a private placement of our common stock in April 2021 will be sufficient to fund our operations through fiscal year 2022. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner than we currently expect. See “— Liquidity and capital resources.” Due to the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

COVID-19 Pandemic

The ongoing COVID-19 pandemic will continue to impact our development timelines and its effect on our preclinical research and development is uncertain.

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

The future impact of the COVID-19 pandemic on our industry, the healthcare system and our current and future operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. See “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 25, 2021 for a discussion of the potential adverse impact of COVID-19 on our business, results of operations and financial condition.

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

In July 2020, we entered into an Other Transaction Authority for Prototype Agreement (the DoD Agreement) with the DoD to fund our efforts in developing Biosynthetic Convalescent Plasma (BCP) to treat COVID-19. In connection with the DoD Agreement, we record expense reimbursements received from DoD as contra-research and development expenses in the same period the underlying expenses are incurred.

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

Results of operations

As described above in “— COVID-19 Pandemic,” the ultimate extent of the impact of any epidemic, pandemic, outbreak or other public health crisis on our results of operations will depend on future developments, which are highly uncertain, including new information that may emerge concerning the severity of the COVID-19 pandemic or other public health crisis and actions taken to contain or prevent the further spread, among others. Accordingly, we cannot fully predict the extent to which our business and results of operations will be affected. Many clinical trial sites have been impacted by the pandemic, forcing them to delay enrollment in research trials and it is unclear for how long this will last. This may impact our ability to commence clinical trials in the future.

Comparison of the three months ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020	Change

	(in thousands)
Operating expenses:
Research and development	$1,979	$2,115	$(136)
General and administrative	1,918	540	1,378
Total operating expenses	3,897	2,655	1,242
Loss from operations	(3,897)	(2,655)	(1,242)
Interest expense, net	(1)	(22)	21
Net loss	$(3,898)	$(2,677)	$(1,221)

Research and development expenses

Research and development expenses were $2.0 million and $2.1 million for the three months ended March 31, 2021 and 2020, respectively. Research and development expenses for the three months ended March 31, 2021 reflect the recognition of contra-research and development expenses related to the DoD Agreement in the amount of $4.0 million, which off-sets the expenses recognized in the period for the DoD Agreement. Other non-DoD related research and development expenses decreased $0.1 million for the three months ended March 31, 2021. This decrease was primarily the result of a decrease of $0.6 million in supplies and outsourced services for other research and development activities which was offset in part by an increase of $0.4 million in personnel-related costs due to an increase in headcount and stock-based compensation.

Research and development expenses are expected to increase in the future as we continue our current research programs, initiate new research programs, continue our preclinical development of product candidates and conduct future clinical trials for any of our product candidates.

General and administrative expenses

General and administrative expenses increased by $1.4 million to $1.9 million for the three months ended March 31, 2021 from $0.5 million for the three months ended March 31, 2020. The increase was primarily a result of a $0.3 million increase in personnel-related costs due to an increase in headcount and stock-based compensation and $1.1 million increase in professional fees, consulting services and legal expenses to support our operations as a public company as well as increases in insurance.

Interest expense, net

Interest expense, net consists of interest expense related to our capital lease obligations, equipment loan payables and long-term debt, offset by interest income related to our cash. Interest expense decreased $21,000 for the three months ended March 31, 2021 as a result of lower capital lease obligations and equipment loans outstanding.

Liquidity and capital resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and, if successful, the clinical development of our programs. To date, we have funded our operations primarily with proceeds from the sales of common stock, preferred stock and warrants and convertible promissory notes. Through March 31, 2021, we raised an aggregate of $95.4 million in gross proceeds from sales of our common stock, Series A convertible preferred stock and warrants and issuance of convertible promissory notes and in April 2020, we received $0.5 million in cash from the PPP. As of March 31, 2021, we had $36.3 million in cash. In April 2021, we received $27.0 million in gross proceeds from the sale of our common stock. We will need to raise additional capital before we exhaust our current cash in order to continue to fund our research and development, including our plans for clinical and preclinical trials and new product development, as well as to fund operations generally. As and if necessary, we will seek to raise additional funds through various potential sources, such as equity and debt financings or through corporate collaboration and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Cash flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Cash used in operating activities	$(3,535)	$(2,064)
Cash used in investing activities	(31)	(55)
Cash provided by financing activities	76	844
Net decrease in cash and restricted cash	$(3,490)	$(1,275)

Operating activities

Net cash used in operating activities for the three months ended March 31, 2021 was $3.5 million, consisting primarily of our net loss of $3.9 million, an increase in prepaid expenses and other assets of $1.7 million and a decrease in accrued expenses and other liabilities of $0.2 million. These uses of cash were offset by noncash charges of depreciation and amortization expense $0.2 million and share-based compensation expense of $0.3 million and an increase in accounts payable of $1.8 million due to our growth in expenditures.

Net cash used in operating activities for the three months ended March 31, 2020 was $2.1 million, consisting primarily of our net loss of $2.7 million, offset by noncash charges of depreciation and amortization expense and share-based compensation expense of $0.3 million and an increase in accounts payable of $0.3 million due to timing of payments.

Investing activities

During the three months ended March 31, 2021 and 2020, we used $31,000 and $55,000, respectively, for the purchase of property and equipment.

Financing activities

During the three months ended March 31, 2021, financing activities provided $0.1 million from the exercise of common stock warrants and stock options, offset by $35,000 for payments related to our equipment loan.

During the three months ended March 31, 2020, financing activities provided $1.0 million from prepayments related to the sale of our Series A convertible preferred stock financing in June 2020 offset in part by $0.2 million for payments related to our capital lease obligations and equipment loan.

Funding requirements

Our operating expenses are expected to increase substantially as we continue to advance our portfolio of programs.

Specifically, our expenses will increase if and as we:

●	further develop our discovery engine;
●	continue our current research programs and our preclinical development of product candidates from our current research programs;
●	seek to identify additional research programs and additional product candidates;
●	initiate preclinical testing and clinical trials for any future product candidates we identify and develop;
●	maintain, expand, enforce, defend, and protect our intellectual property portfolio and provide reimbursement of third-party expenses related to our patent portfolio;
●	seek marketing approvals for any of our product candidates that successfully complete clinical trials;
●	ultimately establish a sales, marketing, and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;
●	hire additional personnel including research and development, clinical and commercial personnel;
●	add operational, financial, and management information systems and personnel, including personnel to support our product development;
●	acquire or in-license products, intellectual property, and technologies; and
●	operate as a public company.

We expect that our existing cash at March 31, 2021 plus proceeds from the sale of our common stock in April 2021 will enable us to fund our current and planned operating expenses and capital expenditures through fiscal year 2022. Beyond that date, the Company will need additional financing to support its continuing operations and pursue its growth strategy. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner that we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

Our future funding requirements will depend on many factors including:

●	the costs of continuing to develop our discovery engine;

●	the costs of acquiring licenses for the expansion of product development;
●	the scope, progress, results, and costs of discovery, preclinical development, laboratory testing, manufacturing and clinical trials for the product candidates we may develop;
●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;
●	the costs, timing, and outcome of regulatory review of the product candidates we may develop;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, distribution, coverage and reimbursement for any product candidates for which we receive regulatory approval;
●	the success of our license agreements;
●	our ability to establish and maintain additional collaborations on favorable terms, if at all;
●	the achievement of milestones or occurrence of other developments that trigger payments under any additional collaboration agreements we obtain;
●	the extent to which we acquire or in-license products, intellectual property, and technologies; and
●	the costs of operating as a public company.

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

While our significant accounting policies are described in more detail in Note 2 to our audited financial statements appearing in our Annual Report filed on Form 10-K with the SEC on March 25, 2021, we believe that the following accounting policies are the most critical to the judgments and estimates used in the preparation of our financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of March 31, 2021, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective due to the material weaknesses described below.

Discussion of Material Weaknesses

In connection with our preparation of our financial statements as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020, we identified material weaknesses as defined under the Exchange Act and by the Public Company Accounting Oversight Board (United States) in our internal control over financial reporting. The material weaknesses relate to the design of our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

The material weaknesses that we identified related to the lack of review of journal entries, lack of timely and effective review of financial statement account balances and our lack of maintaining a sufficient complement of personnel commensurate with our accounting and reporting requirements.

Remediation Activities

We are currently in the process of remediating the material weaknesses and have taken and will continue to take steps that we believe will address the underlying causes of the material weaknesses. The remediation efforts include (i) implementing a monthly financial statement close process that includes formal review of financial statement account balances and journal entries, (ii) creating a disclosure committee consisting of key executives and accounting personnel who review the Company’s financial statements and related disclosures and (iii) hiring a full time Chief Financial Officer as well as actively recruiting for other open positions to hire additional qualified accounting and financial reporting personnel in 2021. While significant progress has been made to enhance our internal control over financial reporting, we are still in the process of implementing, documenting and testing these processes, procedures and controls. We will continue to devote significant time and attention to these remediation efforts. However, the material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Notwithstanding the material weaknesses, management has concluded that the financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Changes in Internal Control Over Financial Reporting

Other than as described above under “Remediation Activities,” there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(f) of the Exchange Act that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Issuances of unregistered securities

During fiscal quarter ended March 31, 2021, we issued an aggregate of 14,270 shares of common stock upon the exercise of previously issued stock options, for aggregate consideration of $5,624 and 11,666 shares of common stock upon the exercise of previously issued warrants, for aggregate consideration of $104,994.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Immunome, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed October 6, 2020).

3.2	Amended and Restated Bylaws of Immunome, Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed October 6, 2020).

4.1	Form of Series B Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on April 26, 2021).

10.1#	Employment Letter Agreement between the Company and Corleen M. Roche, effective April 19, 2021 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 20, 2021).

10.2

Securities Purchase Agreement by and among the Company and the Purchasers signatory thereto, dated April 26, 2021 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 26, 2021).

10.3

Engagement Letter, by and between the Company and Ladenburg Thalmann & Co. Inc., dated April 9, 2021, as amended by the Amendment No. 1 thereto, dated April 25, 2021 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 26, 2021).

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

101

Interactive Data File (Form 10-Q for the Quarterly Period ended March 31, 2021 filed in XBRL). The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed." The instance document does not appear in the interactive file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive File (embedded within the Inline XBRL document).
*	Filed or furnished herewith.
#	Management contracts or compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNOME, INC.
(Registrant)

Date: May 12, 2021	By:	/s/ Purnanand D. Sarma
	Name:	Purnanand D. Sarma, Ph. D.
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2021	By:	/s/ Corleen M. Roche
	Name:	Corleen M. Roche
	Title:	Chief Financial Officer
(Principal Financial Officer)