Form 10-Q
period 2021-06-30
Immunome Inc.
filed 2021-08-16
CIK 1472012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

There were 11,814,230 shares of the registrant’s common stock outstanding as of August 12, 2021.

IMMUNOME, INC.

Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2021

		Page

	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	- Condensed Balance Sheets as of June 30, 2021 and December 31, 2020	3
	- Condensed Statements of Operations for the Three and Six Months Ended June 30, 2021 and 2020	4
	- Condensed Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2021 and 2020	5
	- Condensed Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020	6
	- Notes to Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	27
Item 4.	Controls and Procedures.	27

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	29
Item 1A.	Risk Factors.	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	29
Item 3.	Defaults Upon Senior Securities.	29
Item 4.	Mine Safety Disclosures.	29
Item 5.	Other Information.	29
Item 6.	Exhibits.	30

	SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

IMMUNOME, INC.

Condensed Balance Sheets

(In thousands, except share data)

(unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash	$59,829	$39,766
Prepaid expenses and other current assets	2,986	3,128
Total current assets	62,815	42,894
Property and equipment, net	1,226	1,531
Restricted cash	100	100
Total assets	$64,141	$44,525
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	1,790	1,187
Accrued expenses and other current liabilities	1,687	1,372
Equipment loan payable	44	113
Current portion of long-term debt	—	366
Total current liabilities	3,521	3,038
Long-term debt, net of current portion	—	134
Deferred rent	3	8
Total liabilities	3,524	3,180
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized at June 30, 2021 and December 31, 2020; 11,812,792 shares issued and outstanding at June 30, 2021; 10,634,245 shares issued and outstanding at December 31, 2020	1	1
Additional paid-in capital	124,149	95,738
Accumulated deficit	(63,533)	(54,394)
Total stockholders’ equity	60,617	41,345
Total liabilities and stockholders’ equity	$64,141	$44,525

The accompanying notes are an integral part of these unaudited condensed financial statements.

IMMUNOME, INC.

Condensed Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$3,233	$1,892	$5,212	$4,007
General and administrative	2,507	823	4,425	1,363
Total operating expenses	5,740	2,715	9,637	5,370
Loss from operations	(5,740)	(2,715)	(9,637)	(5,370)
Other income	500	—	500	—
Interest income (expense), net	(1)	5	(2)	(17)
Net loss	$(5,241)	$(2,710)	$(9,139)	$(5,387)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.46)	$(2.45)	$(0.83)	$(4.89)
Weighted-average common shares outstanding, basic and diluted	11,456,991	1,104,327	11,051,185	1,101,798

The accompanying notes are an integral part of these unaudited condensed financial statements.

IMMUNOME, INC.

Condensed Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(unaudited)

	Convertible preferred stock		Stockholders’ equity
	Series A		Common stock		Additional
					paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at March 31, 2021	—	$—	10,660,181	$1	$96,174	$(58,292)	$37,883
Sale of common stock and common stock warrants, net of $596 in offering costs	—	—	1,000,000	—	26,404	—	26,404
Share-based compensation expense	—	—	—	—	749	—	749
Exercise of common stock warrants	—	—	134,351	—	801	—	801
Exercise of stock options	—	—	18,260	—	21	—	21
Net loss	—	—	—	—	—	(5,241)	(5,241)
Balance at June 30, 2021	—	$—	11,812,792	$1	$124,149	$(63,533)	$60,617

	Convertible preferred stock		Stockholders’ equity
	Series A		Common stock		Additional
					paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at January 1, 2021			10,634,245	$1	$95,738	$(54,394)	$41,345
Sale of common stock and common stock warrants, net of $596 in offering costs	—	$—	1,000,000	—	26,404	—	26,404
Share-based compensation expense	—	—	—	—	1,074	—	1,074
Exercise of common stock warrants	—	—	146,017	—	906	—	906
Exercise of stock options	—	—	32,530	—	27	—	27
Net loss	—	—	—	—	—	(9,139)	(9,139)
Balance at June 30, 2021	—	$—	11,812,792	$1	$124,149	$(63,533)	$60,617

	Convertible preferred stock		Stockholders’ deficit
	Series A		Common stock		Additional
					paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at March 31, 2020	4,447,981	$38,939	1,099,270	$—	$1,073	$(39,234)	$(38,161)
Sale of Series A convertible preferred stock	1,222,203	9,452	—	—	—	—	—
Share-based compensation expense	—	—	—	—	39	—	39
Exercise of stock options	—	—	13,123	—	3	—	3
Net loss	—	—	—	—	—	(2,710)	(2,710)
Balance at June 30, 2020	5,670,184	$48,391	1,112,393	$—	$1,115	$(41,944)	$(40,829)

	Convertible preferred stock		Stockholders’ deficit
	Series A		Common stock		Additional
					paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at January 1, 2020	4,443,259	$38,894	1,099,270	$—	$927	$(36,557)	$(35,630)
Sale of Series A convertible preferred stock	1,226,925	9,497	—	—	—	—	—
Share-based compensation expense	—	—	—	—	185	—	185
Exercise of stock options	—	—	13,123	—	3	—	3
Net loss	—	—	—	—	—	(5,387)	(5,387)
Balance at June 30, 2020	5,670,184	$48,391	1,112,393	$—	$1,115	$(41,944)	$(40,829)

The accompanying notes are an integral part of these unaudited condensed financial statements.

IMMUNOME, INC.

Condensed Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(9,139)	$(5,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	351	322
Share-based compensation	1,074	185
Deferred rent	(3)	—
Forgiveness of PPP Loan	(500)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	142	186
Accounts payable	486	874
Accrued expenses and other current liabilities	313	276
Net cash used in operating activities	(7,276)	(3,544)
Cash flows from investing activities:
Purchases of property and equipment	(39)	(416)
Net cash used in investing activities	(39)	(416)
Cash flows from financing activities:
Proceeds from sale of Series A convertible preferred stock	—	11,046
Payment of Series A convertible preferred stock issuance costs	—	(27)
Proceeds from sale of common stock and common stock warrants	27,000	—
Payment of issuance costs related to the sale of common stock and common stock warrants	(486)	—
Proceeds from exercise of stock options	27	3
Proceeds from exercise of stock warrants	906	—
Proceeds from long-term debt	—	500
Payment of equipment loan payable	(69)	(112)
Payment of capital lease obligations	—	(204)
Net cash provided by financing activities	27,378	11,206
Net increase in cash and restricted cash	20,063	7,246
Cash and restricted cash at beginning of period	39,866	2,643
Cash and restricted cash at end of period	$59,929	$9,889
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$17
Supplemental disclosures of non-cash investing and financing activities:
Fair value of liability-classified warrants issued in connection with Series A convertible preferred stock	$—	$1,522
Purchases of property and equipment in accounts payable	$7	$—
Offering costs in accounts payable	$110	$—

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

Since its inception, the Company has devoted substantially all its resources to research and development, raising capital, building its management team and building its intellectual property portfolio. The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry including, but not limited to; technical risks associated with the successful research, development and manufacturing of product candidates, uncertain results of preclinical and clinical testing, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and regulatory approval of product candidates and the ability to secure additional capital to fund operations.

Liquidity

The Company has incurred net losses since inception, including net losses $9.1 million and $5.4 million for the six months ended June 30, 2021 and 2020, respectively, and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its potential product candidates. As of June 30, 2021, the Company had an accumulated deficit of $63.5 million. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.

On April 28, 2021, the Company sold 1,000,000 units, consisting of one share of the Company’s common stock and one warrant to purchase one-half a share of common stock in a private placement at a price of $27.00 per unit for net proceeds of $26.4 million. On October 6, 2020, the Company closed its initial public offering (IPO), in which the Company issued and sold 3,250,000 shares of its common stock at a public offering price of $12.00 per share. On October 13, 2020, the underwriters exercised their option to purchase an additional 487,500 shares of the Company’s common stock at a purchase price of $12.00 per share. The Company received net proceeds of $41.7 million after deducting underwriting discounts and commissions of $3.1 million but before deducting other offering expenses.

The Company had cash of $59.8 million at June 30, 2021. The Company expects that its cash will enable it to fund its operating expenses and capital expenditure requirements for at least twelve months from the filing date of this Quarterly Report on Form 10-Q.  However, additional funding will be necessary beyond this point to fund additional research and development, clinical development and operations in order to pursue its growth strategy.

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

Unaudited interim results

These unaudited condensed financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and the notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 25, 2021. The accompanying condensed financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 are unaudited but include all adjustments that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2020 have been derived from the audited financial statements as of that date.

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

Restricted cash

Restricted cash represents collateral provided for a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate facilities. This lease expires in 2022 at which time the cash will be released from restriction. Restricted cash was $100,000 at both June 30, 2021 and 2020. The following table provides a reconciliation of the components of cash and restricted cash reported in the Company’s condensed consolidated balance sheets to the total of the amount presented in the condensed consolidated statements of cash flows:

(in thousands)	June 30, 2021	June 30, 2020
Cash	$59,829	$9,789
Restricted cash	100	100
	$59,929	$9,889

Equity issuance costs

The Company capitalized incremental legal, professional, accounting and other third-party fees that were directly associated with the April 2021 equity offering and the IPO as other noncurrent assets until the offering and IPO each were consummated. After consummation of the offering and IPO, these costs were recorded in stockholders’ equity as a reduction of additional paid-in-capital generated as a result of the offering and IPO. As of June 30, 2021 and December 31, 2020, there were no deferred offering costs.

Government contract funding

The Company accounts for amounts received under its U.S. Department of Defense expense reimbursement contract as contra-research and development expenses in the condensed statements of operations.

Research and development costs

Research and development costs are charged to expense as incurred. Research and development costs consist of costs incurred in performing research and development activities, including salaries and bonuses, share-based compensation, employee benefits, facilities costs, laboratory supplies, depreciation and amortization, preclinical expenses, consulting and other contracted services. Additionally, under the terms of the license agreements, the Company is obligated to make future payments should certain development and regulatory milestones be achieved. No such costs have been incurred for the three and six months ended June 30, 2021 and 2020. Costs for certain research and development activities are recognized based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as a prepaid or accrued expense.

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

The following potentially dilutive securities outstanding as of June 30, 2021 and 2020 have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	June 30,
	2021	2020
Stock options(1)	2,016,036	1,003,516
Common stock warrants(1)	1,362,181	—
Convertible preferred stock(1)	—	5,670,295
	3,378,217	6,673,811
(1)	Represents common stock equivalents.

Prior to its conversion, the Company’s Series A convertible preferred stock contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reported a net loss, such losses were not allocated to participating securities. In periods in which the Company reports a net loss per share of common stock, diluted net loss per share of common stock is the same as basic net loss per share of common stock since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss per share of common stock for the three and six months ended June 30, 2021 and 2020.

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

3. U.S. Department of Defense (DoD) expense reimbursement contract

In July 2020, the Company entered into an Other Transaction Authority for Prototype Agreement (the OTA Agreement) with the DoD to fund the Company’s efforts in developing Biosynthetic Convalescent Plasma (BCP) to treat COVID-19. Under the OTA Agreement, the Company intends to develop BCP for use in the U.S. military population and the U.S. population as a whole, subject to approval by the U.S. Food and Drug Administration (FDA). The amount of funding being made available to the Company under this expense reimbursement contract was $13.3 million. In May

2021, the Company and the DoD amended the OTA, pursuant to which the DoD award was increased from $13.3 million to $17.6 million. Based on the Company’s currently anticipated expenditures, the $17.6 million is expected to be received through 2021.

The Company recorded contra-research and development expense in the amount of $4.1 million and $8.1 million for the three and six months ended June 30, 2021, respectively, in the condensed statements of operations. There was no contra-research and development expense for the three and six months ended June 30, 2020. As of June 30, 2021, the Company had an expense reimbursement receivable balance of $1.7 million due from the DoD in prepaid expenses and other current assets on the condensed balance sheet. Costs that have been reimbursed by the DoD but not yet expensed by the Company are recorded as a deferred research obligation liability for the period. As of June 30, 2021, the Company has a deferred research obligation liability of $0.5 million.

4. Accrued expenses

Accrued expenses consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Deferred research obligations	486	—
Compensation and related benefits	653	845
Professional fees, contractors and other	548	527
	$1,687	$1,372

5. Long-term debt

On April 30, 2020, the Company entered into a loan agreement with Silicon Valley Bank as the lender (Lender) for a loan in an aggregate principal amount of $0.5 million (the PPP Loan) pursuant to the Paycheck Protection Program (PPP) under the Coronavirus Aid, Relief, and Economic Security (CARES) Act and implemented by the U.S. Small Business Administration (SBA). The Company used the proceeds of the Loan for payroll and other qualifying expenses. The entire PPP Loan was forgiven on May 21, 2021 and recognized as other income in the statement of operations.

6. Commitments and contingencies

Operating leases

In May 2017, the Company entered into a 62 month office and laboratory space lease commencing on July 1, 2017 for approximately 11,000 square feet of space in Exton, Pennsylvania. The Company has an option to extend the lease for two additional five-year terms. The lease is subject to fixed rate escalation increases and the landlord waived the Company’s rent obligation for the first two months of the lease. Deferred rent is $13,000 and $16,000 as of June 30, 2021 and December 31, 2020, respectively, and is being amortized as a reduction in rent expense over the term of the lease. The Company recognizes rent expense on a straight-line basis over the expected lease term.

In August 2020, the Company entered into a one-year operating lease for laboratory equipment that expired in July 2021 and had fixed monthly payments of $18,000.

Future minimum lease payments for the Company’s operating leases are as follows as of June 30, 2021 (in thousands):

Years ending December 31,	Amount
2021 (represents remaining six months in 2021)	$132
2022	153
$285

Rent expense was $0.1 million for each of the three months ended June 30, 2021 and 2020, respectively, and $0.1 million and $0.2 million for the six months ended June 30, 2021 and 2020, respectively.

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

Employee benefit plan

The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company assumes all administrative costs of the 401(k) Plan and makes matching contributions as defined in the 401(k) Plan document. The Company made matching contributions of $30,000 and $16,000 to the 401(k) Plan for the three months ended June 30, 2021 and 2020, respectively, and $69,000 and $32,000 for the six months ended June 30, 2021 and 2020, respectively.

Legal proceedings

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities. At each reporting date, the Company evaluates whether a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies.

Patent License Agreement

In June 2021, the Company entered into an exclusive worldwide patent license agreement with several Philadelphia based universities and hospitals (“the Licensors”) to further discover, develop and commercialize human antibodies, identified using Immunome’s human hybridoma technology, for the treatment of diseases associated with the formation of bacterial biofilms. The Licensors are eligible to receive up to $0.4 million in developmental milestone payments, up to $1.5 million in regulatory milestone payments, and up to $0.8 million commercial milestone payments. In addition, the Licensors are eligible to receive low single digit royalty rates for net product sales, which are subject to adjustment in the event the Company sublicenses the approved technology. Beginning in June 2022, the Company is subject to annual minimum payments to the Licensors of $20,000, which increases to $30,000 annually in June 2023 and thereafter.

7. Common stock and convertible preferred stock

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

On April 28, 2021, the Company sold 1,000,000 units, each unit comprising one share of the Company’s common stock and one Series B Warrant (each, a Series B Warrant) to purchase one-half a share of common stock. The units were issued in a private placement at a price of $27.00 per unit for gross proceeds of $27.0 million. The Series B Warrants are equity-classified, exercisable at any time, have an exercise price of $45.00 per share and will terminate at three years from the date of issuance. The fair value of the warrants on the date of issuance was $6.0 million. The fair value of the warrants was estimated using a Black-Scholes Option Pricing Model. The significant assumptions used in preparing the option pricing model for valuing the Company's warrants to purchase shares of common stock as of April 28, 2021 included (i) volatility of 82.7%, (ii) risk free interest rate of 0.35%, (iii) strike price of $45.00 er share, (iv) fair value of common stock of $28.70 per share, and (v) expected life of three years. The Series B Warrants are callable by the Company in certain circumstances.

On October 6, 2020, the Company closed the IPO in which the Company issued and sold 3,737,500 shares of its common stock at a public offering price of $12.00 per share, including 487,500 shares of the Company’s common stock sold pursuant to the underwriters’ option to purchase additional shares. The Company received net proceeds of $41.7 million after deducting underwriting discounts and commissions of $3.1 million but before deducting other offering expenses. The Company’s common stock is listed on the Nasdaq Capital Market under the trading symbol “IMNM.” On October 6, 2020, the Company filed an amended and restated certificate of incorporation to, among other things, increase the number of shares of common stock, $0.0001 par value per share, authorized for issuance to 200,000,000 and authorize the Company’s board of directors to issue up to 10,000,000 shares of “blank check” preferred stock, $0.0001 par value per share.

Series A convertible preferred stock

Prior to the IPO, all of the Company’s convertible preferred stock was classified outside of stockholders’ deficit because the shares contained certain redemption features that were not solely within the control of the Company. At the time of issuance, the redeemable convertible preferred stock was recorded at its issuance price, less issuance costs.

During the year ended December 31, 2019, the Company sold 512,826 shares of its Series A Preferred at $9.00 per share in exchange for $4.6 million in gross proceeds and incurred $35,000 of related issuance costs and issued 821,657 shares of Series A Preferred in connection with the conversion of the promissory notes of $6.8 million. In 2020, the Company completed the sale of an additional 1,226,925 shares of Series A Preferred at $9.00 per share, resulting in gross cash proceeds of $11.0 million, which includes 4,722 shares issued in January 2020 for gross receipts of $45,000. During the six months ended June 30, 2020, the Company sold 1,226,925 shares of Series A Preferred for net proceeds of $9.5 million and issued 1,035,196 warrants to purchase shares of the Company’s Series A Preferred with a fair value of $1.5 million. The warrants were exercisable at any time and had an exercise price of $9.00 per share and were to terminate at the earlier of (i) three years from the date of issuance, (ii) upon liquidation of the Company and (iii) upon the Company’s securities trading at $27.00 per unit for at least 10 days out of a consecutive 20-day trading period beginning after the first anniversary of the IPO. The warrants were originally liability-classified as the underlying Series A convertible preferred stock was contingently redeemable and outside of the Company’s control. Upon completion of the IPO on October 6, 2020, the warrants became exercisable for shares of the Company’s common stock and the $7.1 million warrant liability was reclassified to additional paid-in capital.

In connection with the Company’s sale of its Series A Preferred in 2015, a future milestone closing provision (the Future Milestone) was included requiring the Company to sell, on the same terms and conditions as the initial offering, an aggregate of $3.5 million of additional Series A Preferred upon achievement of certain development and strategic milestones, as defined in the purchase agreement and at $9.00 per share, or 388,888 shares of Series A Preferred. The Future Milestone did not occur and the Company’s obligations under this right terminated upon completion of the Company’s IPO.

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

Warrants to acquire shares of common stock

At June 30, 2021 common stock warrants outstanding were as follows:

Warrants	Exercise Price per Share	Expiration Date
862,181	$ 9.00	June 2, 2023
500,000	$ 45.00	April 28, 2024

During the six months ended June 30, 2021, 100,695 warrants were exercised and the Company received proceeds of $0.9 million and 100,695 shares of the Company’s common stock were issued. Additionally, 72,320 warrants were cashless exercised during the six months ended June 30, 2021 and 45,322 shares of the Company’s common stock were issued.

8. Share-based compensation

In July 2008 the board of directors adopted the 2008 Equity Incentive Plan (the 2008 Plan) which provided for the grant of qualified incentive stock options and nonqualified stock options, restricted stock or other awards to the Company’s employees, officers, directors, advisors, and outside consultants for the issuance or purchase of shares of the Company’s common stock. The 2008 Plan was replaced in July 2018 with the Immunome, Inc. 2018 Equity Incentive Plan (the 2018 Plan and collectively with the 2008 Plan, the Plans). At the time that the 2008 Plan was terminated, there were 388,748 shares available for grant that were transferred to the 2018 Plan. Any additional shares that become available for grant under the 2008 Plan are automatically transferred to and made available for grant under the 2018 Plan. On September 24, 2020, the 2018 Plan was terminated and replaced with the 2020 Equity Incentive Plan (the 2020 Plan). Additionally, the number of shares of our common stock reserved for issuance under our 2020 Plan will automatically increase on January 1 of each year, beginning on January 1, 2021 and continuing through and including January 1, 2030, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. As of June 30, 2021, there were 1,591,121 shares available for future issuance under the 2020 Plan.

The Company also adopted the 2020 Employee Stock Purchase Plan (the ESPP Plan) on September 18, 2020 which provides for the grant of purchase rights to purchase shares of the Company’s common stock to eligible employees, as defined by the ESPP Plan. The maximum number of shares of common stock that may be issued under the ESPP Plan will not exceed 125,000 shares of common stock, plus the number of shares of common stock that are automatically added on January 1st of each calendar year for a period of up to ten years, commencing on the first January 1st following the year in which an IPO occurs and ending on, and including, January 1, 2030, in an amount equal to the lesser of (i) 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, and (ii) 1,000,000 shares of common stock. No awards have been granted under the ESPP Plan as of June 30, 2021.

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

Share-based compensation expense recorded as research and development and general and administrative expenses in the condensed statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands)	2021	2020	2021	2020
Research and development	$368	$8	$522	$55
General and administrative	381	31	552	130
	$749	$39	$1,074	$185

Unrecognized compensation cost related to unvested options was $12.9 million as of June 30, 2021, and will be recognized over an estimated weighted average period of 3.6 years.

Stock options

The weighted average assumptions used in the Black-Scholes option-pricing model for stock options granted were:

	Six Months Ended June 30,
	2021	2020
Expected volatility	83.1%	80.0%
Risk-free interest rate	1.1%	0.8%
Expected term (in years)	6.04	5.64
Expected dividend yield	—	—
Fair value of common stock	$25.60	$1.62

A summary of option activity during the six months ended June 30, 2021 is as follows:

			Weighted
		Weighted	average
		average	remaining
	Number of	exercise price	contractual
	shares	per share	term (years)
Outstanding at January 1, 2021	1,472,840	$3.14	8.51
Granted	581,231	$25.60
Forfeited	(5,505)	$8.10
Exercised	(32,530)	$0.82
Outstanding at June 30, 2021	2,016,036	$9.64	8.54
Exercisable at June 30, 2021	705,784	$1.13	7.14
Vested or expected to vest at June 30, 2021	2,016,036	$9.64	8.54

The weighted-average grant date fair value per share of stock options granted during the six months ended June 30, 2021 and 2020 was $18.00 and $1.32, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2021 was $0.8 million. The aggregate intrinsic value of stock options outstanding at June 30, 2021 is $20.3 million.

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

9. Related party transactions

License agreements

The Company has entered into license agreements with certain stockholders of the Company, including an additional license agreement in June 2021 with licensors that include one of these stockholders. Expenses with these related parties were de minimis for each of the three and six months ended June 30, 2021 and 2020, respectively. There were no amounts owed to these related parties as of June 30, 2021 and December 31, 2020.

Broadband services agreement

In November 2015, the Company entered into a management services agreement (MSA) with BCM Advisory Partners LLC and Broadband Capital Partners LLC (Broadband Capital), as subsequently amended and/or restated in July 2016, January 2017, June 2018, March 2020 and August 2020. Under the Broadband MSA, the Company engages Broadband Capital as a consultant for advice in connection with senior management matters related to the Company’s business, administration and policies in exchange for a cash fee to Broadband Capital of $20,000 per month. In June 2021, the Company extended the Broadband MSA to continue through June 2022. Pursuant to the Broadband MSA, the Company previously issued an aggregate of 827,640 shares of its common stock to Broadband Advisory and has no further obligation to issue additional shares under the Broadband MSA. The Company recorded $0.1 million during each of the three months ended June 30, 2021 and 2020 and $0.1 million and $0.1 million during the six months ended June 30, 2021 and 2020, respectively, related to the Broadband MSA, which is included in general and administrative expenses in the condensed statements of operations.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,””should,””seek,”“predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the Securities and Exchange

Commission (SEC) on March 25, 2021 and other risks described in our prior reports filed with the SEC. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for us to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Overview

Since our inception in 2006, we have devoted substantially all our resources to research and development, raising capital, building our management team and building our intellectual property portfolio. To date, we have financed our operations primarily through the sale of our common stock, Series A convertible preferred stock and warrants and convertible promissory notes. Through June 30, 2021, we raised an aggregate of $122.9 million from the sale of our Series A convertible preferred stock and warrants and convertible promissory notes, and in April 2020, we received a $0.5 million loan, or the PPP Loan, pursuant to the Paycheck Protection Program, or the PPP, under the Coronavirus Aid, Relief, and Economic Security (CARES) Act implemented by the U.S. Small Business Administration, which loan was forgiven on May 21, 2021.

On October 6, 2020, we closed the IPO, in which we issued and sold 3,250,000 shares of our common stock at a public offering price of $12.00 per share. On October 13, 2020, the underwriters exercised their option to purchase an additional 487,500 shares of our common stock at a purchase price of $12.00 per share. We received net proceeds of $41.7 million after deducting underwriting discounts and commissions of $3.1 million but before deducting other offering expenses. On April 28, 2021, we sold 1,000,000 units, each comprising one share of our common stock and one warrant for one-half a share of common stock in a private placement and at a price of $27.00 per share for net proceeds of $26.4 million. In July 2021, we announced that our three-antibody cocktail (IMM-BCP-01) has demonstrated potent neutralizing activity against the SARS-CoV-2 Delta variant in pre-clinical pseudovirus testing. Furthermore, IMM-BCP-01 showed in-vitro activity via non-neutralizing mechanisms, such as complement fixation, which we expect will enable viral clearance.

We are a development stage company, and all our programs are in a preclinical stage of development. To date, we have not generated any revenue from product sales and do not expect to generate revenue from the sale of products for the foreseeable future. Since inception we have incurred significant operating losses. Our net losses for the three months ended June 30, 2021 and 2020 were $5.2 million and $2.7 million, respectively, and $9.1 million and $5.4 million for the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, we had a cash balance of $59.8 million. We expect to continue to incur losses for the foreseeable future. We expect to continue to incur significant expenses and increasing operating losses in connection with ongoing development activities related to our portfolio of programs as we continue our preclinical development of product candidates; advance these product candidates toward clinical development; further develop our product candidates; perform research activities as we seek to discover and develop additional product candidates; carry out maintenance, expansion enforcement, defense, and protection of our intellectual property portfolio; and hire research and development, clinical and commercial personnel. If we cannot obtain the necessary funding on favorable terms, if at all, we will need to delay, scale back or eliminate some or all of our research and development programs or enter into collaborations with third parties to commercialize potential products or technologies that we might otherwise seek to develop or commercialize independently; consider other various strategic alternatives, including a merger or sale of the Company; or cease operations. If we engage in collaborations, we may receive lower consideration upon commercialization of such products than if we had not entered into such arrangements or if we entered into such arrangements at later stages in the product development process. We currently have no sources of revenue, and our ability to continue as a going concern is dependent on our ability to raise capital to fund our present and future business plans. Additionally, volatility in the capital markets, the competitive landscape and general economic conditions in the United States may be a significant obstacle to raising the required funds.

We expect to continue to incur significant expenses and increasing operating losses in connection with ongoing research and development activities, particularly if and as we:

●	continue research activities and preclinical studies;
●	commence clinical trials for product candidates;
●	advance the development of our existing and future pipeline;
●	obtain, maintain, expand and protect our intellectual property portfolio;
●	hire additional research and development, clinical, commercial and administrative personnel;
●	pursue regulatory approvals and implement other regulatory strategies for our current and future product candidates;
●	scale up our clinical and regulatory capabilities; and
●	add operational, financial and management information systems and infrastructure to support our research and development programs, and any future commercialization efforts.

Furthermore, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses.

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

We expect that our cash as of June 30, 2021 will be sufficient to fund our operations through fiscal year 2022, and fund the planned Phase 1b studies for IMM-ONC-01 and IMM-BCP-01. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner than we currently expect. See “— Liquidity and capital resources.” Due to the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

COVID-19 Pandemic

The ongoing COVID-19 pandemic will continue to impact our projected research and development timelines and its effect on our activities is uncertain.

In response to COVID-19, we have taken, and continue to take, proactive measures to prioritize health and safety, including of our employees and other personnel. These measures included establishing a work-from-home policy for our employees, other than those performing or supporting business-critical operations, and implementing stringent safety measures designed to comply with applicable federal, state and local guidelines instituted in response to the COVID-19 pandemic. We have begun to implement a back-to-work policy; our approach to transitioning back to the office is tailored to the role of each team member and evolves as the specific conditions associated with the COVID-19 pandemic continue to evolve. We will continue to monitor guidance and regulations from the Centers for Disease Control and local health authorities and will adjust our onsite rules and policies in accordance with this guidance and regulations.

We have also taken, and continue to take, proactive measures to maintain business continuity in the face of the COVID-19 pandemic. Communication throughout our organization has remained active during the pandemic. In addition, as part of our vendor management processes, we have ongoing dialogues with third-party service providers, which are intended to ensure that they continue to meet our criteria for business continuity.

Notwithstanding the measures taken, the future impact of COVID-19, including its variants, on our industry, the healthcare system and our current and future operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. See “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 25, 2021 for a discussion of the potential adverse impact of COVID-19 on our business, results of operations and financial condition.

Components of our results of operations

Research and development expenses

Research and development expenses consist of costs incurred in performing research and development activities, which include:

●	personnel-related expenses, including salaries, bonuses, benefits and share-based compensation for employees engaged in research and development functions;
●	expenses incurred in connection with the advancement of our programs, including under agreements with consultants, contractors, contract research organizations and other third-party vendors and suppliers;
●	the cost of developing and validating our quality and manufacturing process for use in our preclinical studies and potential future clinical trials;
●	laboratory supplies and research materials and other infrastructure-related expenses; and
●	facilities, depreciation and amortization and other expenses which include direct and allocated expenses.

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

Interest income (expense), net

Interest income (expense), net consists of interest expense related to our capital lease obligations and equipment loans payable, offset by interest income earned on our cash.

Results of operations

The ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our results of operations will depend on future developments, which are highly uncertain, including new information that may emerge concerning the severity of COVID-19 and its variants or other public health crisis and actions taken to contain or prevent the further spread, among others. Accordingly, we cannot fully predict the extent to which our business and results of operations will be affected. For example, many clinical trial sites have been impacted by the pandemic, forcing them to delay enrollment in trials and it is unclear for how long this will last. This may therefore impact our ability to commence clinical trials in the future.

Comparison of the three and six months ended June 30, 2021 and 2020

	Three Months Ended June 30,			Six Months Ended June 30
	2021	2020	Change	2021	2020	Change

Operating expenses:	(in thousands)			(in thousands)
Research and development	$3,233	$1,892	$1,341	$5,212	$4,007	$1,205
General and administrative	2,507	823	1,684	4,425	1,363	3,062
Total operating expenses	5,740	2,715	3,025	9,637	5,370	4,267
Loss from operations	(5,740)	(2,715)	(3,025)	(9,637)	(5,370)	(4,267)
Other income	500	—	500	500	—	500
Interest income (expense), net	(1)	5	(6)	(2)	(17)	15
Net loss	$(5,241)	$(2,710)	$(2,531)	$(9,139)	$(5,387)	$(3,752)

Three months ended June 30, 2021

Research and development expenses

Research and development expenses were $3.2 million and $1.9 million for the three months ended June 30, 2021 and 2020, respectively. Research and development expenses for the three months ended June 30, 2021 reflect the recognition of contra-research and development expenses related to the DoD Agreement in the amount of $4.1 million, which off-sets the expenses recognized in the period for the DoD Agreement. Other non-DoD related research and development expenses increased $5.4 million for the three months ended June 30, 2021. This increase was primarily the result of an increase of $4.3 million in supplies and outsourced services for other research and development activities and an increase of $1.0 million in personnel-related costs due to an increase in headcount and stock-based compensation.

Research and development expenses are expected to increase in the future as we continue our current research programs, initiate new research programs, continue our preclinical development of product candidates and conduct future clinical trials for any of our product candidates.

General and administrative expenses

General and administrative expenses increased by $1.7 million to $2.5 million for the three months ended June 30, 2021 from $0.8 million for the three months ended June 30, 2020. The increase was primarily a result of a $0.8 million increase in personnel-related costs due to an increase in headcount and stock-based compensation and a $0.7 million increase in professional fees, consulting services, insurance and legal expenses to support our operations as a public company, and a $0.2 million increase in facility-related costs.

Other income

Other income consists of forgiveness of the PPP Loan. Other income increased $0.5 million for the three months ended June 30, 2021 from $0 in the prior year period.

Interest income (expense), net

Interest expense consists of interest related to our capital lease obligations, equipment loan payables and long-term debt. Interest income consists of interest earned on our cash balances held with financial institutions. We recognized interest income, net of expense, during the three months ended June 30, 2021 of $1,000 and attributable to the increase in our cash balance from our April 2021 common stock offering. We recognized interest income $5,000, net of interest expense, during the three months ended June 30, 2020 and attributable to the cash proceeds receive in connection with the sale of our Series A preferred stock.

Six Months Ended June 30, 2021

Research and development expenses

Research and development expenses were $5.2 million and $4.0 million for the six months ended June 30, 2021 and 2020, respectively. Research and development expenses for the six months ended June 30, 2021 reflect the recognition of contra-research and development expenses related to the DoD Agreement in the amount of $8.0 million, which off-sets the expenses recognized in the period for the DoD Agreement. Other non-DoD related research and development expenses increased $9.3 million for the six months ended June 30, 2021. This increase was primarily the result of a increase of $7.7 million in supplies and outsourced services for other research and development activities, an increase of $1.4 million in personnel-related costs due to an increase in headcount and stock-based compensation, and an increase of $0.2 million in facility-related costs.

Research and development expenses are expected to increase in the future as we continue our current research programs, initiate new research programs, continue our preclinical development of product candidates and conduct future clinical trials for any of our product candidates.

General and administrative expenses

General and administrative expenses increased by $3.1 million to $4.4 million for the six months ended June 30, 2021 from $1.3 million for the six months ended June 30, 2020. The increase was primarily a result of a $1.0 million increase in personnel-related costs due to an increase in headcount and stock-based compensation and a $1.7 million increase in professional fees, consulting services, insurance and legal expenses to support our operations as a public company, and a $0.2 million increase in facility-related costs.

Other income

Other income consists of forgiveness of the PPP Loan. Other income increased $0.5 million for the six months ended June 30, 2021 from $0 in the prior year period.

Interest income (expense), net

We recognized interest income, net of expense, of $2,000 during the six months ended June 30, 2021 and attributable to the increase in our cash balance resulting from our April 2021 common stock offering. We recognized interest expense of $17,000, net of interest income, during the six months ended June 30, 2020 as a result of our capital lease obligations and equipment loans outstanding.

Liquidity and capital resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and, if successful, the clinical development of our programs. To date, we have funded our operations primarily with proceeds from the sales of common stock, preferred stock and warrants, the convertible promissory notes and the PPP Loan. Through June 30, 2021, we raised an aggregate of $122.9 million in gross proceeds from sales of our common stock and warrants, Series A convertible preferred stock and warrants, the issuance of convertible promissory notes, and the PPP Loan. As of June 30, 2021, we had $59.8 million in cash. We will need to raise additional capital before we exhaust our current cash to continue to fund our research and development, including our plans for clinical and preclinical trials and new product development, as well as to fund operations generally. As and if necessary, we will seek to raise additional funds through various potential sources, such as equity and debt financings or through corporate collaboration and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Cash flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020

	(in thousands)
Cash used in operating activities	$(7,276)	$(3,544)
Cash used in investing activities	(39)	(416)
Cash provided by financing activities	27,378	11,206
Net increase in cash and restricted cash	$20,063	$7,246

Operating activities

Net cash used in operating activities for the six months ended June 30, 2021 was $7.3 million, consisting primarily of our net loss of $9.1 million, offset by noncash charges of depreciation and amortization of $0.4 million, and shared-based compensation of $1.1 million and an increase in accrued expenses and other liabilities of $0.3 million and accounts payable of $0.5 million and a decrease in prepaid expenses and other assets of $0.1 million and increased by forgiveness of PPP Loan of $0.5 million.

Net cash used in operating activities for the six months ended June 30, 2020 was $3.5 million, consisting primarily of our net loss of $5.4 million, offset by noncash charges of depreciation and amortization expense $0.3 million and stock-based compensation of $0.2 million and increases in accounts payable and accrued expenses and other liabilities of $1.2 million due to our growth in expenditures and a decrease in prepaid expenses and other assets of $0.2 million.

Investing activities

During the six months ended June 30, 2021 and 2020, we used $39,000 and $0.4 million, respectively, for the purchase of property and equipment.

Financing activities

During the six months ended June 30, 2021, financing activities provided $27.3 million from proceeds from the sale of common stock and common stock warrants, the exercise of common stock warrants and stock options, offset by the payment of issuance costs, and for payments related to our equipment loan.

During the six months ended June 30, 2020, financing activities provided $11.0 million from the sale of our Series A convertible preferred stock and warrants and $0.5 million from the PPP Loan, offset by $0.3 million for payments related to our capital lease obligations and equipment loan payables and $27,000 for the payment of issuance costs related to the sale of Series A convertible preferred stock and warrants.

Funding requirements

Our operating expenses are expected to increase substantially as we continue to advance our portfolio of programs.

Specifically, our expenses will increase if and as we:

●	further develop our discovery engine;
●	continue our research and development programs for our current and any future product candidates from our current programs;
●	seek to identify additional research programs and additional product candidates;
●	initiate non-clinical testing and clinical trials for our product candidates;
●	maintain, expand, enforce, defend, and protect our intellectual property portfolio and provide reimbursement of third-party expenses related to our patent portfolio;
●	seek marketing approvals for any of our product candidates that successfully complete clinical trials;
●	ultimately establish a sales, marketing, and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;
●	hire additional personnel including research and development, clinical and commercial personnel;
●	add operational, financial, and management information systems and personnel, including personnel to support our product development;
●	acquire or in-license products, intellectual property, and technologies; and
●	continue to operate as a public company.

We expect that our existing cash at June 30, 2021 will enable us to fund our current and planned operating expenses and capital expenditures through fiscal year 2022. Beyond that date, the Company will need additional financing to support its continuing operations and pursue its growth strategy. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner that we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

Our future funding requirements will depend on many factors including:

●	the costs of continuing to develop our discovery engine;
●	the costs of acquiring licenses for the expansion of product development;
●	the scope, progress, results, and costs of discovery, preclinical development, laboratory testing, manufacturing and clinical trials for the product candidates we may develop;
●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;
●	the costs, timing, and outcome of regulatory review of the product candidates we may develop;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, distribution, coverage and reimbursement for any product candidates for which we receive regulatory approval;
●	the success of our intellectual property portfolio;
●	our ability to establish and maintain additional collaborations on favorable terms, if at all;
●	the achievement of milestones or occurrence of other developments that trigger payments under any additional collaboration agreements we obtain;
●	the extent to which we acquire or in-license products, intellectual property, and technologies; and
●	the costs of continuing to operate as a public company.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of June 30, 2021, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective due to the material weaknesses described below.

Discussion of Material Weaknesses

In connection with our preparation of our financial statements as of June 30, 2021 and December 31, 2020 and for the three and six months ended June 30, 2021 and 2020, we identified material weaknesses as defined under the Exchange Act and by the Public Company Accounting Oversight Board (United States) in our internal control over financial reporting. The material weaknesses relate to the design of our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

The material weaknesses that we identified related to the lack of review of journal entries, lack of timely and effective review of financial statement account balances and our lack of maintaining a sufficient complement of personnel commensurate with our accounting and reporting requirements.

Remediation Activities

We are currently in the process of remediating the material weaknesses and have taken and will continue to take steps that we believe will address the underlying causes of the material weaknesses. The remediation efforts include (i) implementing a monthly financial statement close process that includes formal review of financial statement account balances and journal entries, (ii) creating a disclosure committee consisting of key executives and accounting personnel who review the Company’s financial statements and related disclosures and (iii) hiring full time accounting and finance resources, including a Chief Financial Officer, Controller, Finance Manager, and a Staff Accountant. While significant progress has been made to enhance our internal control over financial reporting, we are still in the process of implementing, documenting, and testing these processes, procedures and controls. We will continue to devote significant time and attention to these remediation efforts. However, the material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Notwithstanding the material weaknesses, management has concluded that the financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Changes in Internal Control Over Financial Reporting

Other than as described above under “Remediation Activities,” there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(f) of the Exchange Act that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See our Current Report on Form 8-K filed on April 20, 2021 for a description of our unregistered sale of common stock.

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

10.4

Modification of Contract between the Company and the Department of Defense, United States of America, dated May 19, 2021 (portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv)) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 20, 2021).

10.5*	Fourth Amendment to Second Amended and Restated Management Services Agreement, dated June 1, 2021, by and between the Company and Broadband Capital Partners LLC.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive Data File (Form 10-Q for the Quarterly Period ended June 30, 2021 filed in XBRL). The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed." The instance document does not appear in the interactive file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive File (embedded within the Inline XBRL document).
*	Filed or furnished herewith.
#	Management contracts or compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNOME, INC.
(Registrant)

Date: August 16, 2021	By:	/s/ Purnanand D. Sarma
	Name:	Purnanand D. Sarma, Ph. D.
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Corleen M. Roche
	Name:	Corleen M. Roche
	Title:	Chief Financial Officer
(Principal Financial Officer)