Form 10-Q
period 2021-09-30
Immunome Inc.
filed 2021-11-15
CIK 1472012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

There were 12,100,387 shares of the registrant’s common stock outstanding as of November 12, 2021.

IMMUNOME, INC.

Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2021

		Page

	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	- Condensed Balance Sheets as of September 30, 2021 and December 31, 2020	3
	- Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020	4
	- Condensed Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and 2020	5
	- Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020	6
	- Notes to Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	29
Item 4.	Controls and Procedures.	29

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	31
Item 1A.	Risk Factors.	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	31
Item 3.	Defaults Upon Senior Securities.	31
Item 4.	Mine Safety Disclosures.	31
Item 5.	Other Information.	31
Item 6.	Exhibits.	32

	SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

IMMUNOME, INC.

Condensed Balance Sheets

(In thousands, except share data)

(unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash	$56,243	$39,766
Prepaid expenses and other current assets	4,947	3,128
Total current assets	61,190	42,894
Property and equipment, net	961	1,531
Restricted cash	100	100
Deferred offering costs	307	—
Total assets	$62,558	$44,525
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,277	$1,187
Accrued expenses and other current liabilities	4,472	1,372
Equipment loan payable	16	113
Current portion of long-term debt	—	366
Total current liabilities	7,765	3,038
Long-term debt, net of current portion	—	134
Deferred rent	—	8
Total liabilities	7,765	3,180
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 12,093,333 and 10,634,245 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	126,045	95,738
Accumulated deficit	(71,253)	(54,394)
Total stockholders’ equity	54,793	41,345
Total liabilities and stockholders’ equity	$62,558	$44,525

The accompanying notes are an integral part of these unaudited condensed financial statements.

IMMUNOME, INC.

Condensed Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$4,513	$1,644	$9,725	$5,651
General and administrative	3,210	1,174	7,635	2,537
Total operating expenses	7,723	2,818	17,360	8,188
Loss from operations	(7,723)	(2,818)	(17,360)	(8,188)
Change in fair value of warrant liability	—	(5,549)	—	(5,549)
Other income	6	—	506	—
Interest expense, net	(3)	(10)	(5)	(27)
Net loss	$(7,720)	$(8,377)	$(16,859)	$(13,764)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.65)	$(7.52)	$(1.49)	$(12.44)
Weighted-average common shares outstanding, basic and diluted	11,934,491	1,114,427	11,348,856	1,106,039

The accompanying notes are an integral part of these unaudited condensed financial statements.

IMMUNOME, INC.

Condensed Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(unaudited)

	Convertible preferred stock		Stockholders’ equity
	Series A		Common stock		Additional
					paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at June 30, 2021	—	$—	11,812,792	$1	$124,149	$(63,533)	$60,617
Sale of common stock	—	—	14,115	—	262	—	262
Share-based compensation expense	—	—	—	—	1,155	—	1,155
Exercise of common stock warrants	—	—	47,958	—	432	—	432
Exercise of stock options and settlement of RSUs	—	—	218,468	—	47	—	47
Net loss	—	—	—	—	—	(7,720)	(7,720)
Balance at September 30, 2021	—	$—	12,093,333	$1	$126,045	$(71,253)	$54,793

	Convertible preferred stock		Stockholders’ equity
	Series A		Common stock		Additional
					paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at January 1, 2021	—	$—	10,634,245	$1	$95,738	$(54,394)	$41,345
Sale of common stock and common stock warrants, net of $559 in offering costs	—	—	1,014,115	—	26,666	—	26,666
Share-based compensation expense	—	—	—	—	2,229	—	2,229
Exercise of common stock warrants	—	—	193,975	—	1,338	—	1,338
Exercise of stock options and vesting of restricted stock	—	—	250,998	—	74	—	74
Net loss	—	—	—	—	—	(16,859)	(16,859)
Balance at September 30, 2021	—	$—	12,093,333	$1	$126,045	$(71,253)	$54,793

	Convertible preferred stock		Stockholders’ deficit
	Series A		Common stock		Additional
					paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at June 30, 2020	5,670,184	$48,391	1,112,393	$—	$1,115	$(41,944)	$(40,829)
Series A convertible preferred stock issuance cost	—	(22)	—	—	—	—	—
Share-based compensation expense	—	—	—	—	117	—	117
Exercise of stock options	—	—	12,223	—	4	—	4
Net loss	—	—	—	—	—	(8,377)	(8,377)
Balance at September 30, 2020	5,670,184	$48,369	1,124,616	$—	$1,236	$(50,321)	$(49,085)

	Convertible preferred stock		Stockholders’ deficit
	Series A		Common stock		Additional
					paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at January 1, 2020	4,443,259	$38,894	1,099,270	$—	$927	$(36,557)	$(35,630)
Sale of Series A convertible preferred stock and warrants with a fair value of $1,522, net of $49 of issuance costs	1,226,925	9,475	—	—	—	—	—
Share-based compensation expense	—	—	—	—	302	—	302
Exercise of stock options	—	—	25,346	—	7	—	7
Net loss	—	—	—	—	—	(13,764)	(13,764)
Balance at September 30, 2020	5,670,184	$48,369	1,124,616	$—	$1,236	$(50,321)	$(49,085)

The accompanying notes are an integral part of these unaudited condensed financial statements.

IMMUNOME, INC.

Condensed Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(16,859)	$(13,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	637	499
Share-based compensation	2,229	302
Change in fair value of warrant liability	—	5,549
Deferred rent	(8)	(1)
Forgiveness of PPP Loan	(500)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,819)	(151)
Accounts payable	2,088	999
Accrued expenses and other current liabilities	2,811	495
Net cash used in operating activities	(11,421)	(6,072)
Cash flows from investing activities:
Purchases of property and equipment	(65)	(540)
Net cash used in investing activities	(65)	(540)
Cash flows from financing activities:
Proceeds from sale of Series A convertible preferred stock	—	11,046
Payment of Series A convertible preferred stock issuance costs	—	(27)
Proceeds from sale of common stock and common stock warrants	27,225	—
Payment of issuance costs related to the sale of common stock and common stock warrants	(559)	—
Proceeds from exercise of stock options	74	7
Proceeds from exercise of stock warrants	1,338	—
Payment of IPO costs	—	(309)
Payment of offering costs	(18)	—
Proceeds from long-term debt	—	500
Payment of equipment loan payable	(97)	(165)
Payment of capital lease obligations	—	(239)
Net cash provided by financing activities	27,963	10,813
Net increase in cash and restricted cash	16,477	4,201
Cash and restricted cash at beginning of period	39,866	2,643
Cash and restricted cash at end of period	$56,343	$6,844
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$27
Supplemental disclosures of non-cash investing and financing activities:
Fair value of liability-classified warrants issued in connection with Series A convertible preferred stock	$—	$1,522
Series A convertible preferred stock warrants issuance costs in accounts payable	$—	$22
IPO costs included in accounts payable and accrued expenses and other current liabilities	$—	$2,221
Purchases of property and equipment in accounts payable	$2	$—
Offering costs in accrued expenses	$289	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

IMMUNOME, INC.

Notes to Condensed Financial Statements

(Unaudited)

1. Nature of the business and basis of presentation

Organization

Immunome, Inc. (“the Company” or “Immunome”) was incorporated as a Pennsylvania corporation on March 2, 2006 and was converted to a Delaware corporation on December 2, 2015. The Company is a biopharmaceutical company utilizing our proprietary human memory B cell platform to discover and develop first-in-class antibody therapeutics designed to change the way diseases are currently being treated. The Company’s primary focus areas are oncology and infectious disease, including COVID-19.

Since its inception, the Company has devoted substantially all its resources to research and development, raising capital, building its management team and building its intellectual property portfolio. The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry including, but not limited to, risks associated with the successful research, development and manufacturing of product candidates, uncertain results of preclinical and clinical testing, development by competitors of new technological innovations, dependence on key personnel and third-party vendors, protection of proprietary technology, compliance with government regulations, regulatory approval of product candidates and the ability to secure additional capital to fund operations.

Liquidity

The Company has incurred net losses since inception, including net losses of $16.9 million and $13.8 million for the nine months ended September 30, 2021 and 2020, respectively, and it expects to generate losses from operations and negative operating cash flows for the foreseeable future primarily due to research and development costs for its potential product candidates. As of September 30, 2021, the Company had an accumulated deficit of $71.3 million.

On October 6, 2020, the Company closed its initial public offering (“IPO”), in which the Company issued and sold 3,250,000 shares of its common stock at a public offering price of $12.00 per share. On October 13, 2020, the underwriters exercised their option to purchase an additional 487,500 shares of the Company’s common stock at a purchase price of $12.00 per share. The Company received net proceeds of $41.7 million after deducting underwriting discounts and commissions of $3.1 million but before deducting other offering expenses. On April 28, 2021, the Company sold 1,000,000 units, each consisting of one share of the Company’s common stock and one warrant to purchase one-half a share of common stock in a private placement at a price of $27.00 per unit for net proceeds of $26.4 million. The Company recently filed a shelf registration statement on Form S-3, which was declared effective by the SEC on October 14, 2021, pursuant to which the Company may issue from time to time securities with an aggregate price of up to $200.0 million. On October 1, 2021 the Company entered into a new Open Market Sale Agreement (“ATM Agreement”) with Jefferies LLC, which provides that, upon the terms and subject to the conditions and limitations in the ATM Agreement, the Company may elect, from time to time, to offer and sell shares of common stock under the registration statement having an aggregate offering price of up to $75.0 million through Jefferies acting as sales agent. The Company has not yet sold any shares under the ATM Agreement.

The Company had cash of $56.2 million at September 30, 2021. The Company expects that its cash will enable it to fund its operating expenses and capital expenditure requirements for at least 12 months from the filing date of this Quarterly Report on Form 10-Q.  However, additional funding will be necessary beyond this point to fund additional research and development, clinical development and operations in order to pursue the Company’s growth strategy.

If the Company cannot obtain the necessary funding, it will need to delay, scale back or eliminate some or all of its research and development programs or enter into collaborations with third parties to commercialize potential products or technologies that it might otherwise seek to develop or commercialize independently; consider other various strategic alternatives, sooner than it might otherwise, including a merger or sale of the Company; or cease operations. If the

Company engages in collaborations because it is unable to obtain necessary funding through other resources, it may receive lower consideration upon commercialization of such products than if it had not entered into such arrangements or if it entered into such arrangements at later stages in the product development process. Additionally, volatility in the capital markets and general economic conditions in the United States may be a significant obstacle to raising the required funds.

Operations of the Company are subject to certain risks and uncertainties including various internal and external factors that will affect whether and when the Company’s product candidates obtain appropriate regulatory approvals for commercialization and how significant their market share will be, some of which are outside of the Company’s control. The length of time and cost of developing and commercializing these product candidates and/or failure of them at any stage of the regulatory approval process will materially affect the Company’s financial condition and future operations. On March 11, 2020, the World Health Organization characterized the novel COVID 19 virus as a global pandemic. Although there is significant uncertainty as to the likely effects this disease may have in the future, to date there has not been a significant impact to the Company’s operations or financial results.

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

Unaudited interim results

These unaudited condensed financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and the notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 25, 2021. The accompanying condensed financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 are unaudited but include all adjustments that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2020 have been derived from the audited financial statements as of that date.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. Significant estimates and assumptions reflected in these condensed financial statements include, but are not limited to, the fair value of the Company’s common stock, prior to its IPO in connection with share-based compensation arrangements. Actual results could differ from these estimates.

Fair value of financial instruments

ASC Topic 820, Fair Value Measurement (“ASC 820”), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the assets or liability and are developed based on the best information available in the circumstances. ASC 820 identifies fair value as the price that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tiered value hierarchy that distinguishes between the following:

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

Restricted cash

Restricted cash represents collateral provided for a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate facilities. This lease expires in 2022 at which time the cash will be released from restriction. Restricted cash was $100,000 at both September 30, 2021 and 2020. The following table provides a reconciliation of the components of cash and restricted cash reported in the Company’s condensed consolidated balance sheets to the total of the amount presented in the condensed consolidated statements of cash flows:

(in thousands)	September 30, 2021	September 30, 2020
Cash	$56,243	$6,744
Restricted cash	100	100
	$56,343	$6,844

Equity issuance costs

The Company capitalizes costs that are directly associated with in-process equity financings until such financings are consummated, at which time such costs are recorded against the gross proceeds from the applicable financing. If a financing is abandoned, deferred offering costs are expensed.

As of September 30, 2021, there was $0.3 million of deferred offering costs in connection with the Company’s shelf registration statement (Note 10) and there were no deferred offering costs as of December 31, 2020.

Government contract funding

The Company accounts for amounts received under its U.S. Department of Defense expense reimbursement contract as contra-research and development expenses in the condensed statements of operations.

Research and development costs

Research and development costs are charged to expense as incurred. Research and development costs consist of costs incurred in performing research and development activities, including salaries and bonuses, share-based compensation, employee benefits, facilities costs, laboratory supplies, depreciation and amortization, preclinical expenses, consulting and other contracted services. Additionally, under the terms of the license agreements, the Company is obligated to make future payments should certain development and regulatory milestones be achieved. No such costs have been incurred for the three and nine months ended September 30, 2021 and 2020. Costs for certain research and development activities are recognized based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as a prepaid or accrued expense.

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

The following potentially dilutive securities outstanding as of September 30, 2021 and 2020 have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	September 30,
	2021	2020
Stock options(1)	1,936,546	1,316,267
Common stock warrants(1)	1,314,223	1,035,196
Convertible preferred stock(1)	—	5,670,184
	3,250,769	8,021,647
(1)	Represents common stock equivalents.

Prior to its conversion, the Company’s Series A convertible preferred stock contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reported a net loss, such losses were not allocated to participating securities. In periods in which the Company reports a net loss per share of common stock, diluted net loss per share of common stock is the same as basic net loss per share of common stock since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss per share of common stock for the three and nine months ended September 30, 2021 and 2020.

Segment and geographic information

Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The CODM is the Company’s Chief Executive Officer. The Company views its operations as, and manages its business in one operating segment operating exclusively in the United States.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASC Topic 842, Leases, (“Topic 842”). This standard requires all entities that lease assets with terms of more than 12 months to capitalize the assets and related liabilities on the balance sheet. In June 2020, the FASB issued ASU 2020-05, which amended the effective date of Topic 842 until January 1, 2022. Upon adoption, the standard requires the use of a modified retrospective transition approach for its adoption. The Company is currently evaluating the effect Topic 842 will have on its consolidated financial statements and related disclosures.

3. U.S. Department of Defense (“DoD”) expense reimbursement contract

In July 2020, the Company entered into an Other Transaction Authority for Prototype Agreement (“the OTA Agreement”) with the DoD to fund the Company’s efforts in developing an antibody cocktail therapeutic to treat COVID-19. The amount of funding being made available to the Company under this expense reimbursement contract was $13.3 million. In May 2021, the Company and the DoD amended the OTA, pursuant to which the DoD award was increased from $13.3 million to $17.6 million.

The Company recorded contra-research and development expense of $5.3 million and $13.4 million for the three and nine months ended September 30, 2021, respectively, in the condensed statements of operations. The Company recorded contra-research and development expense of $0.6 million for the three and nine months ended September 30, 2020 in the condensed statements of operations. As of September 30, 2021, the Company had an expense reimbursement receivable balance of $2.4 million due from the DoD in prepaid expenses and other current assets on the condensed balance sheet. As of December 31, 2020, the Company had an expense reimbursement receivable balance of $0.9 million due from the DoD in prepaid expenses and other current assets on the condensed balance sheet. Costs that have been reimbursed by the DoD but not yet expensed by the Company are recorded as a deferred research obligation liability for the period. As of September 30, 2021, the Company has a deferred research obligation liability of $0.1 million. This amount is included in accrued expenses and other liabilities in the accompanying condensed balance sheet. DoD reimbursable services that have been performed but not yet billed are recorded as an unbilled receivable in prepaid expenses and other current assets on the condensed balance sheet. As of September 30, 2021, the Company has an unbilled receivable from the DoD of $1.8 million.

4. Accrued expenses

Accrued expenses consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Deferred research obligations	$141	$—
Compensation and related benefits	1,107	845
Research and development	2,524	9
Professional fees	606	417
Other	94	101
	$4,472	$1,372

5. Long-term debt

On April 30, 2020, the Company entered into a loan agreement with Silicon Valley Bank as the lender (“Lender”) for a loan in an aggregate principal amount of $0.5 million (“the PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act and implemented by the U.S. Small Business Administration. The Company used the proceeds of the PPP Loan for payroll and other qualifying expenses. The entire PPP Loan was forgiven on May 21, 2021 and recognized as other income in the statement of operations.

6. Commitments and contingencies

Operating leases

In May 2017, the Company entered into a 62-month office and laboratory space lease commencing on July 1, 2017 for approximately 11,000 square feet of space in Exton, Pennsylvania. The Company has an option to extend the lease for two additional five-year terms. The lease is subject to fixed rate escalation increases and the landlord waived the Company’s rent obligation for the first two months of the lease. Deferred rent is $11,000 and $16,000 as of September 30, 2021 and December 31, 2020, respectively, and is being amortized as a reduction in rent expense over the term of the lease. The Company recognizes rent expense on a straight-line basis over the expected lease term.

In August 2020, the Company entered into a one-year operating lease for laboratory equipment that expired in July 2021 and had fixed monthly payments of $18,000.

Future minimum lease payments for the Company’s operating leases are as follows as of September 30, 2021 (in thousands):

Years ending December 31,	Amount
2021 (represents remaining three months in 2021)	$57
2022	153
$210

Rent expense was $0.1 million and $0.1 million for each of the three months ended September 30, 2021 and 2020, respectively, and $0.2 million and $0.2 million for the nine months ended September 30, 2021 and 2020, respectively.

Employment agreements

The Company entered into employment offer letter agreements (“the Employment Agreements”) with key personnel providing for compensation and severance in certain circumstances, as defined in the respective Employment Agreements. The Employment Agreements may be terminated by either the Company or the employees in accordance with the respective Employment Agreements and provide for annual pay adjustments and bonuses at the discretion of the Board of Directors.

Employee benefit plan

The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code (“the 401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company assumes all administrative costs of the 401(k) Plan and makes matching contributions as defined in the 401(k) Plan document. The Company made matching contributions of $33,000 and $18,000 to the 401(k) Plan for the three months ended September 30, 2021 and 2020, respectively, and $0.1 million and $50,000 for the nine months ended September 30, 2021 and 2020, respectively.

Legal proceedings

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities. At each reporting date, the Company evaluates whether a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies.

License Agreements

The Company entered into various licensing agreements to further discover, develop and commercialize certain technologies and treatments. The Company may need to pay developmental and regulatory milestone payments up to approximately $2.6 million. In addition, the Company may need to pay royalty rates and commercial milestone payments for net product sales.

7. Common stock and convertible preferred stock

Common stock

The holders of common stock are entitled to one vote for each share of common stock. Subject to the approval of the holders of a majority in interest of the Company’s stockholders entitled to vote thereon, the holders of common stock shall be entitled to receive dividends out of legally available funds. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the holders of common stock are entitled to share ratably in the remaining assets of the Company available for distribution.

On August 4, 2021, the Company entered into a consulting agreement that included a cash retainer and an equity grant. In addition, the consultant purchased 14,115 shares of Immunome from the Company.

On April 28, 2021, the Company sold 1,000,000 units, each unit comprising one share of the Company’s common stock and one Series B Warrant (each, a Series B Warrant) to purchase one-half a share of common stock. The units were issued in a private placement at a price of $27.00 per unit for gross proceeds of $27.0 million. The Series B Warrants are equity-classified, exercisable at any time, have an exercise price of $45.00 per share and will terminate at three years from the date of issuance. The fair value of the warrants on the date of issuance was $6.0 million. The fair value of the warrants was estimated using a Black-Scholes Option Pricing Model. The significant assumptions used in preparing the option pricing model for valuing the Company's warrants to purchase shares of common stock as of April 28, 2021 included (i) volatility of 82.7%, (ii) risk free interest rate of 0.35%, (iii) strike price of $45.00 per share, (iv) fair value of common stock of $28.70 per share, and (v) expected life of three years. The Series B Warrants are callable by the Company in certain circumstances.

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

Series A convertible preferred stock

Prior to the IPO, all of the Company’s Series A convertible preferred stock (“Series A Preferred”) was classified outside of stockholders’ deficit because the shares contained certain redemption features that were not solely within the control of the Company. At the time of issuance, the Series A Preferred was recorded at its issuance price, less issuance costs.

During the year ended December 31, 2019, the Company sold 512,826 shares of Series A Preferred at $9.00 per share in exchange for $4.6 million in gross proceeds and incurred $35,000 of related issuance costs and issued 821,657 shares of Series A Preferred in connection with the conversion of the promissory notes of $6.8 million. In 2020, the Company completed the sale of an additional 1,226,925 shares of Series A Preferred at $9.00 per share, resulting in gross cash proceeds of $11.0 million, which includes 4,722 shares issued in January 2020 for gross receipts of $45,000. During the nine months ended September 30, 2020, the Company sold 1,226,925 shares of Series A Preferred for net proceeds of $9.5 million and issued 1,035,196 warrants to purchase shares of the Company’s Series A Preferred with a fair value of $1.5 million. The warrants were exercisable at any time and had an exercise price of $9.00 per share and were to terminate at the earlier of (i) three years from the date of issuance, (ii) upon liquidation of the Company and (iii) upon the Company’s securities trading at $27.00 per unit for at least 10 days out of a consecutive 20-day trading period beginning after the first anniversary of the IPO. The warrants were originally liability-classified as the underlying Series A convertible preferred stock was contingently redeemable and outside of the Company’s control. Upon completion of the IPO on October 6, 2020, the warrants became exercisable for shares of the Company’s common stock and the $7.1 million warrant liability was reclassified to additional paid-in capital.

In connection with the Company’s sale of its Series A Preferred in 2015, a future milestone closing provision (“the Future Milestone”) was included requiring the Company to sell, on the same terms and conditions as the initial offering, an aggregate of $3.5 million of additional Series A Preferred upon achievement of certain development and strategic milestones, as defined in the purchase agreement and at $9.00 per share, or 388,888 shares of Series A Preferred. The Future Milestone did not occur and the Company’s obligations under this right terminated upon completion of the Company’s IPO.

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

Warrants to acquire shares of common stock

At September 30, 2021 common stock warrants outstanding were as follows:

Warrants	Exercise Price per Share	Expiration Date
814,223	$ 9.00	June 2, 2023
500,000	$ 45.00	April 28, 2024

During the nine months ended September 30, 2021, 148,653 warrants exercisable for $9.00 per share were exercised and the Company received proceeds of $1.3 million and 148,653 shares of the Company’s common stock were issued. Additionally, 72,320 warrants exercisable for $9.00 per share were exercised in cashless transactions during the nine months ended September 30, 2021 and 45,322 shares of the Company’s common stock were issued.

8. Share-based compensation

In July 2008, the board of directors adopted the 2008 Equity Incentive Plan (“the 2008 Plan”) which provided for the grant of qualified incentive stock options and nonqualified stock options, restricted stock or other awards to the Company’s employees, officers, directors, advisors, and outside consultants for the issuance or purchase of shares of the Company’s common stock. The 2008 Plan was replaced in July 2018 with the 2018 Equity Incentive Plan (“the 2018 Plan and collectively with the 2008 Plan, the Plans”). At the time that the 2008 Plan was terminated, there were 388,748 shares available for grant that were transferred to the 2018 Plan. On September 24, 2020, the 2018 Plan was terminated and replaced with the 2020 Equity Incentive Plan (the 2020 Plan). Additionally, the number of shares of our common stock reserved for issuance under the 2020 Plan will automatically increase on January 1 of each year, beginning on January 1, 2021 and continuing through and including January 1, 2030, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. As of September 30, 2021, there were 1,452,147 shares available for future issuance under the 2020 Plan.

The Company also adopted the 2020 Employee Stock Purchase Plan (“the ESPP Plan”) on September 18, 2020 which provides for the grant of purchase rights to purchase shares of the Company’s common stock to eligible employees, as defined by the ESPP Plan. The maximum number of shares of common stock that may be issued under the ESPP Plan will not exceed 125,000 shares of common stock, plus the number of shares of common stock that are automatically added on January 1st of each calendar year for a period of up to ten years, commencing on the first January 1st following the year in which an IPO occurs and ending on, and including, January 1, 2030, in an amount equal to the lesser of (i) 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, and (ii) 1,000,000 shares of common stock. No awards have been granted under the ESPP Plan as of September 30, 2021.

The 2020 Plan and the ESPP Plan are administered by the board of directors subject to the board’s right to delegate to a committee. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors. Stock options awarded under the Plans generally expire 10 years after the grant date unless the board of directors sets a shorter term. Vesting periods for awards under the Plans and the 2020 Plan are determined at the discretion of the board of directors. Stock options granted to employees, officers, members of the board of directors and consultants of the Company typically vest over one to four years. Certain options provide for accelerated vesting if there is a change in control, as defined in the Plans and the 2020 Plan.

Share-based compensation expense recorded as research and development and general and administrative expenses in the condensed statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands)	2021	2020	2021	2020
Research and development	$402	$39	$924	$94
General and administrative	753	78	1,305	208
	$1,155	$117	$2,229	$302

Unrecognized compensation cost related to unvested options was $13.5 million as of September 30, 2021, and will be recognized over an estimated weighted average period of 3.4 years.

Stock options

The weighted average assumptions used in the Black-Scholes option-pricing model for stock options granted were:

	Nine Months Ended September 30,
	2021	2020
Expected volatility	83.1%	82.2%
Risk-free interest rate	1.0%	0.6%
Expected term (in years)	6.04	6.01
Expected dividend yield	—	—
Fair value of common stock	$23.61	$1.95

A summary of option activity during the nine months ended September 30, 2021 is as follows:

			Weighted
		Weighted	average
		average	remaining
	Number of	exercise price	contractual
	shares	per share	term (years)
Outstanding at January 1, 2021	1,472,840	$3.14	8.51
Granted	722,331	$23.61
Forfeited	(21,127)	$20.21
Exercised	(237,498)	$0.31
Outstanding at September 30, 2021	1,936,546	$10.94	8.68
Exercisable at September 30, 2021	551,262	$1.81	7.56
Vested or expected to vest at September 30, 2021	1,936,546	$10.94	8.68

The weighted-average grant date fair value per share of stock options granted during the nine months ended September 30, 2021 and 2020 was $17.77 and $0.87, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2021 was $3.9 million. The aggregate intrinsic value of stock options outstanding at September 30, 2021 is $27.7 million.

In August 2020, the Company granted stock options exercisable for a total of up to an aggregate of 92,169 shares of common stock to two of its officers, which option awards included both performance-based and service-based vesting conditions. These option awards were subsequently modified in September 2020 to eliminate the performance-based criteria. As a result of the modification, only service-based vesting conditions remained. All other terms and conditions of these option awards remain unchanged. Since the performance condition was not considered probable of being achieved prior to the modification, no share-based compensation expense was recorded prior to the modification. At the time of the modification, the fair value of these options awards was recalculated at $8.69 per option.

Restricted Stock Awards

During August 2021, the Company granted 13,500 fully vested shares of common stock to a consultant in exchange for various strategic and advisory services. The Company recorded stock-based compensation expense of $0.2 million for the three and nine months ended September 30, 2021 related to shares granted. No such transaction occurred for the three and nine months ended September 30, 2020. As of September 30, 2021, there was no unvested portion of the restricted stock award as all shares were fully vested upon grant.

9. Related party transactions

License agreements

The Company has entered into license agreements with certain stockholders of the Company, including an additional license agreement in June 2021 with licensors that include one of these stockholders. Expenses with these related parties were de minimis for each of the three and nine months ended September 30, 2021 and 2020, respectively. There were no amounts owed to these related parties as of September 30, 2021 and December 31, 2020.

Broadband services agreement

In November 2015, the Company entered into a management services agreement (“MSA”) with BCM Advisory Partners LLC and Broadband Capital Partners LLC (“Broadband Capital”), as subsequently amended and/or restated in July 2016, January 2017, June 2018, March 2020 and August 2020. Under the Broadband MSA, the Company engages Broadband Capital as a consultant for advice in connection with senior management matters related to the Company’s business, administration and policies in exchange for a cash fee to Broadband Capital of $20,000 per month. In June 2021, the Company extended the Broadband MSA to continue through June 2022. Pursuant to the Broadband MSA, the Company previously issued an aggregate of 827,640 shares of its common stock to Broadband Advisory and has no further obligation to issue additional shares under the Broadband MSA. The Company recorded $0.1 million during each of the three months ended September 30, 2021 and 2020 and $0.2 million during the nine months ended September 30, 2021 and 2020, respectively, related to the Broadband MSA, which is included in general and administrative expenses in the condensed statements of operations.

10. Subsequent events

The Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on October 14, 2021, pursuant to which the Company may issue from time to time securities with an aggregate price of up to $200.0 million. In October 2021 the Company entered into an ATM Agreement with Jefferies LLC, which provides that, upon the terms and subject to the conditions and limitations in the ATM Agreement, the Company may elect, from time to time, to offer and sell common shares under the registration statement having an aggregate offering price of up to $75.0 million through Jefferies acting as sales agent. The Company has not yet sold any shares under the ATM Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations, as well as other sections in this Quarterly Report on Form 10-Q, should be read in conjunction with our unaudited interim financial statements and related notes thereto included elsewhere herein. In addition to historical financial information, some of the information contained in the following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts, including statements regarding our future results of operations and financial position, business strategy, current and prospective products, product approvals, research and development costs, current and prospective collaborations and strategic transactions, timing and likelihood of success, plans and objectives of management for future operations and future results of current and anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other important factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,””should,””seek,”“predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results to differ include, but are not limited to, those risks and uncertainties associated with: the impact of the COVID-19 pandemic on Immunome’s business, operations, strategy, goals and anticipated milestones; the fact that research and development data are subject to differing interpretations and assessments, including during the peer review/publication process, in the scientific community generally, and by regulatory authorities; whether the data will be published in a scientific journal and, if so, when and with what modifications; the uncertainties inherent in research and development, including Immunome’s ability to execute on its strategy including with respect to the timing of its R&D efforts, IND filings, initiation and completion of any clinical studies and other anticipated milestones; the effectiveness of Immunome’s antibody cocktail, including the possibility that further preclinical data and any clinical trial data may be inconsistent with the data used for selection of the cocktail; Immunome’s ability to fund operations; the competitive landscape; and the additional risks and uncertainties set forth more fully under the caption “Risk Factors” in Immunome’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on March 25, 2021, and elsewhere in Immunome’s filings and reports with the SEC. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for us to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Overview

Since our inception in 2006, we have devoted substantially all our resources to research and development, raising capital, building our management team and building our intellectual property portfolio. To date, we have financed our operations through equity financing, convertible notes and DOD funding.

We are a development stage company, and all our programs are in a preclinical stage of development. To date, we have not generated any revenue from product sales and do not expect to generate revenue from the sale of products for the foreseeable future. Since inception we have incurred significant operating losses. Our net losses for the three months ended September 30, 2021 and 2020 were $7.7 million and $8.4 million, respectively, and $16.9 million and $13.8 million for the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, we had a cash balance of $56.2 million. We expect to continue to incur losses for the foreseeable future. We expect to continue to incur significant expenses and increasing operating losses in connection with ongoing research and development activities related to our portfolio of programs as we continue our preclinical development of product candidates; advance these product candidates toward clinical development; further develop our product candidates; continue to perform research activities as we seek to discover and develop additional product candidates; carry out maintenance, expansion, enforcement, defense, and protection of our intellectual property portfolio; and hire research and development, clinical and administrative personnel. If we cannot obtain the necessary funding on favorable terms, if at all, we will need to delay, scale back or eliminate some or all of our research and development programs. We would consider other various strategic alternatives, including a merger or sale of the Company; or cease operations. If we engage in collaborations, we may receive lower consideration upon commercialization of such products than if we had not entered into such arrangements or if we entered into such arrangements at later stages in the product development process. We currently have no sources of revenue, and our ability to continue as a going concern is dependent on our ability to raise capital to fund our present and future business plans. Additionally, volatility in the capital markets, the competitive landscape and general economic conditions in the United States may be a significant obstacle to raising the required funds.

We expect to continue to incur significant expenses and increasing operating losses in connection with ongoing research and development activities, particularly if and as we:

●	continue research activities and preclinical studies;
●	pursue regulatory approvals and implement other regulatory strategies for our current and future product candidates;
●	commence clinical trials for product candidates;
●	take additional steps to advance our discovery engine and our existing and future pipeline;
●	obtain, maintain, expand and protect our intellectual property portfolio;
●	hire additional research and development, clinical and administrative personnel;
●	scale up our clinical and regulatory capabilities; and
●	add operational, financial and management information systems and infrastructure to support our research and development programs, and any future commercialization efforts.

Furthermore, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations, regulatory, insurance and other expenses.

As a result of these anticipated expenditures and potential unanticipated, we will need substantial additional financing to support our continuing operations and pursue our growth strategy. Until such time as we generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of any stockholder will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

On October 1, 2021, we entered into a new Open Market Sale Agreement (“ATM Agreement”) with Jefferies, which provides that, upon the terms and subject to the conditions and limitations in the ATM Agreement, the Company may elect, from time to time, to offer and sell common shares having an aggregate offering price of up to $75.0 million through Jefferies acting as sales agent.

Through September 30, 2021, we raised an aggregate of $123.1 million in gross proceeds from sales of our common stock and warrants, Series A convertible preferred stock and warrants, the issuance of convertible promissory notes, the PPP loan and issuance of common stock through a Stock Purchase Agreement (“Stock Purchase Agreement”) with an individual investor.

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

In April 2020, we received a $0.5 million loan, or the PPP Loan, pursuant to the Paycheck Protection Program, or the PPP, under the Coronavirus Aid, Relief, and Economic Security Act implemented by the U.S. Small Business Administration, which loan was forgiven on May 21, 2021.

We expect that our cash as of September 30, 2021 will be sufficient to fund our operations at least 12 months from the filing date of this Quarterly Report on Form 10-Q, including our planned Phase 1b studies for IMM-BCP-01 and IMM-ONC-01. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner than we currently expect. See “— Liquidity and capital resources.” Due to the numerous risks and uncertainties associated with the research and development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

Our Lead Discovery Programs

SARS-CoV-2 (“IMM-BCP-01”)

We are actively developing an antibody cocktail product candidate, comprising a combination of three effective anti-viral antibodies derived from the B cells of COVID-19 “super-responders.” The immune system employs multiple viral clearance mechanisms to fight SARS-CoV-2 infection. Our research is focused on identifying the antibodies directed at multiple distinct viral antigens to which such antibodies can bind to most effectively, neutralize and clear the virus from circulation. If successful, we expect that our antibody cocktail product candidate could be used both as a treatment for individuals who have contracted SARS-CoV-2 and as a prophylactic to offer protection against the virus for individuals who are at risk of contracting SARS-CoV-2. In accordance with our published research, unbiased interrogations of “super-responders” shows that more than half of the antibodies they make appear to be directed at SARS-CoV-2 antigens other than the spike protein. We are conducting this program in collaboration with the DoD, which has asserted that this platform may be of strategic importance, due to its potential use in the current COVID-19 pandemic as well as in future viral outbreaks. The IMM-BCP-01 program is focused on the original SARS-CoV-2 isolate and emerging variants. We have identified a cocktail of three antibodies (“IMM-BCP-01”) based on preclinical testing and plan to submit an IND for the program in the fourth quarter of 2021.

Oncology (“IMM-ONC-01”)

Our lead oncology program is focused on IL-38, which we believe is a novel, tumor-derived immune checkpoint capable of promoting evasion of the immune system. Antibodies directed at IL-38 were identified in a hybridoma library generated from the memory B cells of a patient with squamous head and neck cancer. Data from cancer biopsy materials reveal that subsets of major solid tumors, including squamous cell cancers of the head and neck and of the lung, over-express IL-38. This correlates with low levels of tumor-infiltrating T cells, a hallmark of immune suppression in these patients’ tumors. Data obtained from our preclinical testing indicate that blocking IL-38 function using an inhibitory antibody appears to restore the immune response to the tumor and to result in anti-tumor activity in select animal models. Our data suggests that anti-IL-38 antibodies could have therapeutic utility as single agents or in combination with other therapeutic modalities. We have selected a lead anti-IL-38 antibody for initial clinical testing and plan to submit an IND for this program in the first quarter of 2022.

COVID-19 Pandemic

In response to the COVID-19 pandemic, we have taken, and continue to take, proactive measures to prioritize health and safety, including of our employees and other personnel. These measures included establishing a work-from-home policy for our employees, other than those performing or supporting business-critical operations, and implementing stringent safety measures designed to comply with applicable federal, state and local guidelines. We have begun to implement a back-to-work policy; our approach to transitioning back to the office is tailored to the role of each team member and evolves as the specific conditions associated with the COVID-19 pandemic continue to evolve. We will continue to monitor guidance and regulations from the Centers for Disease Control and local health authorities and will adjust our onsite rules and policies in accordance with this guidance and regulations.

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

The effect of the ongoing COVID-19 pandemic on our projected research and development timelines and activities is uncertain. Notwithstanding the measures taken, the future impact of COVID-19, including its variants, on our industry, the healthcare system and our current and future operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. See “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 25, 2021 and elsewhere in our filings with the SEC for a discussion of the potential adverse impact of COVID-19 on our business, results of operations and financial condition.

Components of our results of operations

Research and development expenses

Research and development expenses consist of costs incurred in performing research and development activities, which include:

●	personnel-related expenses, including salaries, bonuses, benefits and share-based compensation for employees engaged in research and development functions;
●	expenses incurred in connection with the advancement of our programs, including under agreements with consultants, contractors, contract research organizations and other third-party vendors and suppliers;
●	the cost of developing and validating our quality and manufacturing processes for use in our preclinical studies and potential future clinical trials;
●	laboratory supplies and research materials and other infrastructure-related expenses; and
●	facilities, depreciation and amortization and other expenses which include direct and allocated expenses.

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

In July 2020, we entered into an Other Transaction Authority for Prototype Agreement (“the DoD Agreement”) with the DoD to fund our efforts in developing an antibody cocktail to treat COVID-19. The DoD Agreement was modified in May 2021 to increase such funding. In connection with the DoD Agreement, as modified, we record expense reimbursements received from DoD as contra-research and development expenses in the same period the underlying expenses are incurred.

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

We anticipate that our general and administrative expenses will increase in the future to support increased research and development activities. We also expect to incur increased costs associated with being a public company, including costs of accounting, audit, legal, regulatory and tax-related services, director and officer insurance costs and investor and public relations costs, as well as other expenses associated with maintaining compliance with Nasdaq and SEC requirements and other public company requirements.

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

Results of operations

The ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our results of operations will depend on future developments, which are highly uncertain, including new information that may emerge concerning the severity of COVID-19 and its variants or other public health crisis and actions taken to contain or prevent the further spread, among others. Accordingly, we cannot fully predict the extent to which our business and results of operations will be affected by the pandemic. For example, many clinical trial sites have been impacted by the pandemic, forcing them to delay enrollment in trials and it is unclear for how long this will last. This may therefore impact our ability to commence clinical trials in the future.

Comparison of the three and nine months ended September 30, 2021 and 2020

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change

Operating expenses:	(in thousands)			(in thousands)
Research and development	$4,513	$1,644	$2,869	$9,725	$5,651	$4,074
General and administrative	3,210	1,174	2,036	7,635	2,537	5,098
Total operating expenses	7,723	2,818	4,905	17,360	8,188	9,172
Loss from operations	(7,723)	(2,818)	(4,905)	(17,360)	(8,188)	(9,172)
Change in fair value of warrant liability	—	(5,549)	5,549	—	(5,549)	5,549
Other income	6	—	6	506	—	506
Interest expense, net	(3)	(10)	7	(5)	(27)	22
Net loss	$(7,720)	$(8,377)	$657	$(16,859)	$(13,764)	$(3,095)

Three months ended September 30, 2021

Research and development expenses

Research and development expenses were $4.5 million and $1.6 million, net of DoD reimbursement for the three months ended September 30, 2021 and 2020, respectively.

Research and development expenses increased by $7.5 million for the three months ended September 30, 2021. This increase is primarily as a result of $6.7 million increase in supplies and outsourced resources and an increase in $0.8 million in personnel-related costs due to an increase in headcount and stock-based compensation. Of this $7.5 million increase in research and development expenses, $4.6 million was offset due to an increase in contra-research and development expense for the three months ended September 30, 2021. Contra-research and development expenses offsets the expenses recognized in the period for the DoD Agreement.

Research and development expenses are expected to increase in the future as we continue our current research programs, initiate new research programs, continue our preclinical development of product candidates and conduct future clinical trials for any of our product candidates.

General and administrative expenses

General and administrative expenses increased by $2.0 million to $3.2 million for the three months ended September 30, 2021 from $1.2 million for the three months ended September 30, 2020. The increase was primarily a result of a $1.2 million increase in personnel-related costs due to an increase in headcount and stock-based compensation and a $0.8 million increase in professional fees, consulting services, insurance and legal expenses to support our operations as a public company.

Change in fair value of warrant liability

For the three months ended September 30, 2020, we recognized a non-cash charge of $5.5 million due to the change in the fair value of the convertible preferred stock warrant liability. The warrants became exercisable for shares of common stock upon the completion of the IPO in October 2020 as such, there was no change in fair value of warrant liability in 2021.

Interest income (expense), net

Interest expense consists of interest related to our capital lease obligations, equipment loan payables and long-term debt. Interest income consists of interest earned on our cash balances held with financial institutions.

Nine Months Ended September 30, 2021

Research and development expenses

Research and development expenses were $9.7 million and $5.7 million, net of DoD reimbursement for the nine months ended September 30, 2021 and 2020, respectively.

Research and development expenses increased by $16.8 million for the nine months ended September 30, 2021. This increase was primarily as a result of $14.3 million increase in supplies and outsourced resources, an increase in $2.2 million in personnel-related costs due to an increase in headcount and stock-based compensation, and an increase in $0.3 million in facility-related costs. Of this $16.8 million increase in research and development expenses, $12.8 million was offset to due to an increase in contra-research and development expense for the nine months ended September 30, 2021. Contra-research and development expenses offsets the expenses recognized in the period for the DoD Agreement.

Research and development expenses are expected to increase in the future as we continue our current research programs, initiate new research programs, continue our preclinical development of product candidates and conduct future clinical trials and other development activities for any of our product candidates.

General and administrative expenses

General and administrative expenses increased by $5.1 million to $7.6 million for the nine months ended September 30, 2021 from $2.5 million for the nine months ended September 30, 2020. The increase was primarily a result of a $2.3 million increase in personnel-related costs due to an increase in headcount and stock-based compensation and a $2.7 million increase in professional fees, consulting services, insurance and legal expenses to support our operations as a public company.

Change in fair value of warrant liability

For the nine months ended September 30, 2020, we recognized a non-cash charge of $5.5 million due to the change in the fair value of the convertible preferred stock warrant liability. The warrant liability was no longer outstanding after the October 2020 IPO.

Other income

Other income consists of forgiveness of the PPP Loan. Other income increased $0.5 million for the nine months ended September 30, 2021 from $0 in the prior year period.

Interest income (expense), net

We recognized interest expense, net of income, of $5,000 during the nine months ended September 30, 2021 and attributable to the capital lease obligations and equipment loans offset by the increase in our cash balance resulting from our April 2021 common stock offering. We recognized interest expense of $27,000, net of interest income, during the nine months ended September 30, 2020 as a result of our capital lease obligations and equipment loans outstanding.

Liquidity and capital resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and, if successful, the clinical development of our programs. To date, we have funded our operations primarily with proceeds from the sales of common stock, preferred stock and warrants, the convertible promissory notes and the PPP Loan. Through September 30, 2021, we raised an aggregate of $123.1 million in gross proceeds from sales of our common stock and warrants, Series A convertible preferred stock and warrants, the issuance of convertible promissory notes, the PPP Loan and issuance of common stock through a Stock Purchase Agreement with an individual investor. As of September 30, 2021, we had $56.2 million in cash. The Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on October 14, 2021, pursuant to which the Company may issue from time to time securities with an aggregate value of up to $200.0 million. In October 2021 the Company entered into a new ATM Agreement with Jefferies LLC, which provides that, upon the terms and subject to the conditions and limitations in the ATM Agreement, the Company may elect, from time to time, to offer and sell common shares under the registration statement having an aggregate offering price of up to $75.0 million through Jefferies acting as sales agent. The Company has not yet sold any shares under the ATM Agreement.

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

Cash flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020

	(in thousands)
Cash used in operating activities	$(11,421)	$(6,072)
Cash used in investing activities	(65)	(540)
Cash provided by financing activities	27,963	10,813
Net increase in cash and restricted cash	$16,477	$4,201

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $11.4 million, consisting primarily of our net loss of $16.9 million, offset by noncash charges of depreciation and amortization of $0.6 million, and shared-based compensation of $2.2 million and an increase in accrued expenses and other liabilities of $2.8 million and accounts payable of $2.1 million and increased by forgiveness of PPP Loan of $0.5 million and an increase in prepaid expenses and other assets of $1.8 million.

Net cash used in operating activities for the nine months ended September 30, 2020 was $6.1 million, consisting primarily of our net loss of $13.8 million offset by noncash charges of depreciation and amortization expense $0.5 million, share-based compensation expense of $0.3 million and change in fair value of warrant liability of $5.5 million and increases in accounts payable and accrued expenses and other liabilities of $1.5 million due to our growth in expenditures.

Investing activities

During the nine months ended September 30, 2021 and 2020, we used $65,000 and $0.5 million, respectively, for the purchase of property and equipment.

Financing activities

During the nine months ended September 30, 2021, financing activities provided $28.0 million of proceeds from the sale of common stock and common stock warrants, the exercise of common stock warrants and stock options, offset by the payment of issuance costs, and for payments related to our equipment loan.

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

Funding requirements

Our operating expenses are expected to increase substantially as we continue to advance our portfolio of programs.

Specifically, our expenses will increase if and as we:

●	further develop our discovery engine;
●	continue our research and development programs for our current and any future product candidates from our current programs;
●	seek to identify additional research programs and additional product candidates;
●	initiate non-clinical testing and clinical trials for our product candidates;
●	maintain, expand, enforce, defend, and protect our intellectual property portfolio and provide reimbursement of third-party expenses related to our patent portfolio;
●	seek marketing approvals for any of our product candidates that successfully complete clinical trials;
●	ultimately establish a sales, marketing, and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;
●	hire additional personnel including research and development, clinical and administrative personnel;
●	add operational, financial, and management information systems and personnel, including personnel to support our product development;

●	acquire or in-license products, intellectual property, and technologies; and
●	continue to operate as a public company.

We expect that our existing cash at September 30, 2021 will enable us to fund our current and planned operating expenses and capital expenditures at least 12 months from the filing date of this Quarterly Report on Form 10-Q. The Company will need additional financing to support its continuing operations and pursue its development strategy. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner that we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

Our future funding requirements will depend on many factors including:

●	the costs of continuing to develop our discovery engine;
●	the costs of acquiring licenses, should we choose to do so, for the expansion of product development;
●	the scope, progress, results, and costs of discovery, preclinical development, laboratory testing, manufacturing and clinical trials for the product candidates we are developing and may develop;
●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims and the success of our intellectual property portfolio;
●	the costs, timing, and outcome of regulatory review of the product candidates we may develop;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, distribution, market access for any product candidates for which we receive regulatory approval;
●	our ability to establish and maintain collaborations and strategic alliances on favorable terms, if at all, and achieve milestones or meet other requirements that trigger payments under those transactions;
●	and achieve milestones or meet other requirements that trigger payments under those transactions;
●	the extent to which we acquire or in-license products, intellectual property, and technologies and any payments required under those arrangements; and
●	the costs of continuing to operate as a public company.

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

Recently issued accounting standards

In February 2016, the FASB issued ASC Topic 842, Leases, (“Topic 842”). This standard requires all entities that lease assets with terms of more than 12 months to capitalize the assets and related liabilities on the balance sheet. In June 2020, the FASB issued ASU 2020-05, which amended the effective date of Topic 842 until January 1, 2022. Upon adoption, the standard requires the use of a modified retrospective transition approach for its adoption. The Company is currently evaluating the effect Topic 842 will have on its consolidated financial statements and related disclosures.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of September 30, 2021, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective due to the material weaknesses described below.

Discussion of Material Weaknesses

In connection with our preparation of our financial statements as of September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020, we identified material weaknesses as defined under the Exchange Act and by the Public Company Accounting Oversight Board (United States) in our internal control over financial reporting. The material weaknesses relate generally to the design of our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

The material weaknesses that we identified related to the lack of review of journal entries, lack of timely and effective review of financial statement account balances and our lack of maintaining a sufficient complement of personnel commensurate with our accounting and reporting requirements.

Remediation Activities

We continue to be in the process of remediating the material weaknesses and have taken and will continue to take steps that we believe will address the underlying causes of the material weaknesses. The remediation efforts already taken include (i) implementing a monthly financial statement close process that includes formal review of financial statement account balances and journal entries, (ii) creating a disclosure committee consisting of key executives and accounting personnel who review the Company’s financial statements and related disclosures and (iii) hiring full time accounting and finance resources, including a Chief Financial Officer, Controller, Finance Manager, and a Staff Accountant. While significant progress has been made to enhance our internal control over financial reporting, we are still in the process of implementing, documenting, and testing these processes, procedures and controls. We will continue to devote significant time and attention to these remediation efforts. However, the material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Notwithstanding the material weaknesses, management has concluded that the financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Changes in Internal Control Over Financial Reporting

Other than as described above under “Remediation Activities,” there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(f) of the Exchange Act that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2021, the Company entered into a Stock Purchase Agreement with one individual investor. Under this Stock Purchase Agreement, the investor purchased 14,115 shares of common stock at a per-share price of $15.94, for total cash proceeds of $225,000. The securities under the Stock Purchase Agreement were offered and sold in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act. The Company intends to use the proceeds of the sale for general corporate purposes.

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

10.1#

Second Amended and Restated Employment Agreement, dated August 1, 2021, by and between the Company and Dr. Michael J. Morin, Ph.D. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 5, 2021).

10.2#*	Amended and Restated Non-Employee Director Compensation Policy.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive Data File (Form 10-Q for the Quarterly Period ended September 30, 2021 filed in XBRL). The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed." The instance document does not appear in the interactive file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive File (embedded within the Inline XBRL document).
*	Filed or furnished herewith.
#	Management contracts or compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNOME, INC.
(Registrant)

Date: November 15, 2021	By:	/s/ Purnanand D. Sarma
	Name:	Purnanand D. Sarma, Ph. D.
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Corleen M. Roche
	Name:	Corleen M. Roche
	Title:	Chief Financial Officer
(Principal Financial Officer)