Form 10-K
period 2021-12-31
Immunome Inc.
filed 2022-03-28
CIK 1472012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $182.3 million based on the closing price reported by NASDAQ on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter). For purposes of making this calculation only, the registrant has defined affiliates as including all executive officers, directors and beneficial owners of more than 10% of the common stock of the registrant.

The number of outstanding shares of the Registrant’s Common Stock as of March 22, 2022 was 12,127,385.

Documents Incorporated by Reference

Specified portions of the Registrant’s definitive proxy statement to be filed in connection with the solicitation of proxies for its 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K. The exhibit index is located on pages 111 to 114 of this filing.

89

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (this “Annual Report”) that are not statements of historical or current facts, such as those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements discuss our business, operations and financial performance and conditions, as well as our plans, objectives and expectations for our business operations and financial performance and condition, including our beliefs and expectations regarding the advancement of its COVID-19 therapeutic antibody program, execution of its regulatory, clinical and strategic plans for IMM-BCP-01, including ongoing live virus testing, and general regulatory actions, clinical plans and therapeutic potential and benefits of IMM-BCP-01. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “positioned,” “potential,” “seek,” “should,” “suggest,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology intended to identify statements about the future. In addition, statements that “we believe” or similar statements reflect our current beliefs and opinions on the relevant subject. These forward-looking statements, beliefs and opinions, all of which are subject to risks, uncertainties and assumptions about us, may include or otherwise be dependent on projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business.

The following important factors could affect our future results and other outcomes, and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

●	estimates regarding future results of operations, financial position, research and development costs, capital requirements and our needs for additional financing;
●	the status, timing and results of preclinical studies and any future clinical trials;
●	our ability to research, develop and commercialize our programs;
●	our ability to obtain and maintain regulatory approvals to commence clinical trials and to commercialize our product candidates;
●	our ability to enroll participants in clinical trials and the attainment of clinical trial results that would be supportive of regulatory approvals;
●	the occurrence of adverse safety events, restrictions on use or product liability claims with respect to our product candidates;
●	the full extent to which the pandemic resulting from SARS-CoV-2 (the virus that has caused the COVID-19 pandemic) (“COVID-19”) will continue to impact our business, employees, collaborators, vendors, suppliers and other third parties;
●	any future developments around COVID-19 and the uncertainty of COVID-19, including new information that may emerge, changes in the rate of COVID-19 transmission and infection, changes in the level of restrictions imposed by governmental authorities and other actions taken to contain or treat COVID-19, as well as the economic impact on regional, national and international markets;
●	our ability to compete successfully with other companies developing competitive products who may be farther along in their development efforts or have more resources than we do;
●	our ability to achieve and maintain adequate levels of coverage or reimbursement for any product candidates we may seek to commercialize;
●	our ability to obtain additional capital to finance our ongoing and planned operations;
●	the performance of third-party collaborators and vendors under their contracts with the Company;
●	our ability to develop and maintain our corporate infrastructure, including our internal controls;
●	our ability to establish and maintain intellectual property protection for our inventions, methods and products, as well as our ability to operate our business without infringing the intellectual property rights of others; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

Risk Factor Summary

The risks described in the section titled “Risk Factors” immediately following this summary could impact our ability to realize the full benefits of our strengths or execute all or part of our strategy. Some of the more significant risks described in “Risk Factors” include the following:

Risks Related to Our Business

●	We are a preclinical stage biopharmaceutical company with history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.
●	We will need to raise substantial additional funds to advance development of potential product candidates and our discovery platform, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our potential future product candidates.
●	We may be unable to advance any potential product candidates through clinical development, obtain regulatory approval to initiate clinical studies or maintain these approvals to continue the studies or commercialize these product candidates, and we could experience significant delays in doing so.

●	Our approach to developing and identifying our product candidates using our discovery engine is novel and may not result in marketable or partnerable products.
●	We may expend our limited resources and access to capital to pursue a particular product candidate; these decisions may prove to be wrong and may adversely impact other aspects of our business or our business overall.
●	Our pursuit of an antibody cocktail product candidate for the treatment of COVID-19 is at as early stage. We may be unable to identify or produce a product that successfully treats COVID-19 or prevents infection from the SARS-CoV 2 virus in a timely manner, if at all, and preliminary data may not be indicative of future success, particularly given the continued emergence of variants.
●	Our oncology program is also at an early stage. We may be unable to identify or produce a product that successfully blocks IL-38 function in cancer patients and our efforts to define specific subsets of cancers to target may also be unsuccessful. Even if we are successful at developing an antibody that blocks IL-38 function, inhibiting IL-38 activity in patients may not lead to clinical benefit.
●	If the U.S. Department of Defense were to eliminate, reduce or delay funding from our government funded award, this could have a negative impact on us.
●	Clinical trials are expensive, time-consuming and difficult to design and implement.

●	Clinical development has an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.
●	If any potential future product candidate begins clinical trials or receives marketing approval and we or others later identify undesirable side effects caused by the product candidate, our ability to market and derive revenue from the product candidate, and our business and reputation generally, could be compromised.
●	Our business entails a significant risk of product liability, which may not be sufficiently covered by our insurance.
●	If any of our product candidates is approved for marketing and commercialization in the future and we are unable to develop sales, marketing and distribution capabilities on our own or enter into agreements with third parties to perform these functions on acceptable terms, we will be unable to successfully commercialize any such future products.
●	Additional regulatory burdens and other risks and uncertainties in foreign markets, if we decide to participate in those markets, may limit our growth.
●	If we choose to pursue strategic transactions, we may not be able to enter into such transactions on acceptable terms, if at all, which could adversely affect our ability to develop and commercialize potential future product candidates, impact our cash position, increase our expense, and present significant distractions to our management.
●	Our third-party vendors may not perform under their obligations to us as anticipated if at all, in particular, our manufacturers may be unable to successfully scale manufacturing of our potential future product candidates in sufficient quality and quantity.
●	Any inability to retain qualified key management, technical personnel and employees would impair our ability to implement our business plan.

Risks Related to Our Intellectual Property

●	If we are unable to obtain or protect intellectual property rights related to our technology and future product candidates, or if our intellectual property rights are inadequate, we may not be able to compete effectively.
●	If we fail to comply with our obligations under any license, collaboration or other intellectual property-related agreements, we may be required to pay damages and could lose intellectual property rights that may be necessary for developing, commercializing and protecting our current or future technologies or product candidates or we could lose certain rights to grant sublicenses.
●	Third parties may challenge our or our licensors’ patent rights or may assert patent rights that prevent us from developing and commercializing any future product candidates.
●	We may not be able to protect our intellectual property rights throughout the world, which could negatively impact our business.

Risks Related to Government Regulation

●	Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.
●	If we fail to comply with U.S. and foreign regulatory requirements, regulatory authorities could limit or withdraw any marketing or commercialization approvals we may receive.

●	Even if we are able to advance any product candidate, the product candidate may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.

Risks Related to Our Common Stock

●	Our stock price may be volatile, and purchasers of our common stock could incur substantial losses.
●	Our ability to use our net operating loss carryforwards and certain tax credit carryforwards may be subject to limitation.

PART I

Item 1. Business

Overview

We are a biopharmaceutical company utilizing a proprietary human memory B cell platform to discover and develop first-in-class antibody therapeutics designed to change the way diseases are currently being treated. Our proprietary discovery engine identifies novel therapeutic antibodies and their targets by leveraging highly educated components of the immune system, memory B cells, from patients who have learned to fight off their disease. Memory B cells are the key elements in the human immune system response because they produce specific, high-affinity antibodies that bind to pathogens or cancer cells, and thus target them for destruction by other immune effector cells. Our platform is different from those of other biotechnology companies because of our unbiased, broad, deep and efficient approach to identifying novel antibody-target pairs that may be useful in treating cancer and infectious diseases. Unlike other approaches that use deep sequencing of B cells to identify dominant clones that are common within and across patients, and which assume those clones are therapeutically relevant, we do not assume that any such genomic dominance is necessarily the hallmark of therapeutic utility.

Our primary focus areas are oncology and infectious disease. Despite many elements that distinguish oncology from infectious diseases, the breadth of our platform enabled the discovery of novel antibodies in both of these therapeutic areas. We are currently advancing two programs: a three-antibody cocktail (IMM-BCP-01) for potential treatment and prophylaxis of SARS-CoV-2, and an antibody (IMM-ONC-01) against IL-38, a novel immune checkpoint, for the potential treatment of various solid tumors.

To date, we have processed memory B-cells isolated from hundreds of cancer patients and have generated several hundred thousand hybridomas, or stable, immortalized forms of B cell clones that produce a single antibody for extended periods of time. We have successfully identified more than a thousand individual antibodies, which we refer to as hits, that appear to bind to either a cancer cell or a tumor extract with high-affinity and specificity. To date, after assessing only a fraction of these hits (antibodies), we have identified over 70 potentially novel cancer targets. We believe that several of these antibody-target pairs could potentially form the basis of a therapeutic hypothesis, resulting in an intervention or a diagnostic to detect such targets in a broader patient population. One of these unique targets is interleukin 38, or IL-38, a novel immune checkpoint inhibitor. An antibody directed at IL-38 is the current focus of our lead oncology program, IMM-ONC-01, which is in preclinical development stage. We are also studying the expression of this novel checkpoint in various tumor types in order to select the most appropriate patient population to study in the clinic. We plan to submit our IND application for the IMM-ONC-01 program with the FDA in the second half of 2022.

We believe that our platform is useful in uncovering new insights into cancer biology itself. In analyzing over 70 cancer targets that we have identified to date, we observed a “functional clustering” of targets, indicating that different tumor patients appear to mount an immune response directed towards specific processes in cancer biology, such as membrane dynamics and exosomes. We are leveraging these insights to guide the discovery of future oncology pipeline assets and perhaps to enable future strategic collaborations and additional value creation. In addition, the platform is able to identify antibodies that can serve as suitable candidates for other cancer treatment modalities, such as Antibody-Drug Conjugates (ADC) or T cell engagers.

We have advanced a product candidate that binds and inactivates SARS-CoV2, which causes COVID-19. This program is aimed at advancing an innovative therapeutic approach against the SARS-CoV2 virus into the clinic. We are conducting this program in collaboration with the DoD (U.S. Department of Defense’s (DOD) Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense (JPEO-CBRND) in collaboration with the Defense Health Agency (DHA). (Contract number: W911QY-20-9-0019). We generated a library of nearly 400 antibodies from the memory B-cells of patient “super-responders” who successfully cleared their SARS-CoV-2 infection having high circulating levels of high-affinity anti-viral antibodies. We have completed in-vitro pre-clinical evaluation of the activity of IMM-BCP-01 against multiple SARS-CoV-2 variants (including Alpha, Beta, Gamma, Delta, and Omicron) and submitted an IND application to the FDA in November 2021. In March 2022, the FDA communicated that the clinical study can be initiated for our antibody cocktail for the treatment of SARS-CoV-2 following a brief clinical hold.

Key Attributes of Our Discovery Engine

Our discovery engine discovers innovative antibody-target pairs using an unbiased, broad, deep and efficient approach, as we are able to:

●	Capture a large number (typically thousands) of patient-derived memory B cells and enrich and expand them using proprietary methods. We then convert memory B cells into stable human hybridomas, which typically express an antibody in quantities necessary for broad pre-clinical screening.
●	Interrogate each antibody produced by the human memory B cell hybridomas against disease-related antigens, using function-based high-throughput screening approaches that include proprietary protein micro-array technologies that allow rapid screening of up to 20,000 antibodies in a single experiment. In the case of infectious diseases, screening is performed against defined pathogen specific antigens and in the case of oncology, screening is performed against mixtures of cancer related antigens.
●	Simultaneously identify relevant, potentially novel, target antigens that are prevalent in a broader patient population, which we refer to as “public antigens,” and antibodies that bind to them with high affinity. Therefore, we believe our platform can yield antibodies that may have the potential for use as therapeutics and/or diagnostics across a broad therapeutic landscape, which could translate into advancing one to two antibodies into IND-enabling development studies per year.
●	Utilize an unbiased approach that spotlights biological processes of disease relevance, guided by the memory B-cell response. Further, identify antibodies that can be used in combination with other modalities resulting in novel therapeutics, such as Antibody-Drug Conjugates, Bi-specifics and T cell engagers.

Our Lead Discovery Programs

Oncology (IMM-ONC-01)

Our lead oncology program is focused on IL-38, which we believe is a novel, tumor-derived immune checkpoint capable of promoting evasion of the immune system. IL-38 was identified as the target of an antibody isolated from a hybridoma library generated from the memory B cells of a patient with squamous head and neck cancer. Query of public and proprietary databases of cancer patient data suggest overexpression of IL-38, based on mRNA expression in multiple solid tumors. Further, a correlation with low levels of tumor-infiltrating T cells, a hallmark of immune suppression in some of these patients’ tumors, was also observed suggesting a role for IL-38 as an immune checkpoint. Data obtained from preclinical testing indicate that blocking IL-38 function using inhibitory antibodies increase the immune response to the tumor and result in anti-tumor activity in select animal models, suggesting that anti-IL-38 antibodies could have therapeutic utility as single agents or in combination with other therapeutic modalities. Our recent analysis further confirms elevated IL-38 expression in samples of specific patient tumor subtypes, such as head and neck and gastroesophogeal, show high frequency of occurrence based on mRNA expression. We believe that this information will help guide the selection of patient cohorts for clinical testing, thereby improving the probability of clinical success. We plan to submit our IND application for the IMM-ONC-01 program with the FDA in the second half of 2022.

SARS-CoV-2 (IMM-BCP-01)

We are actively developing an antibody cocktail, comprising a combination of three effective anti-viral antibodies derived from the B cells of COVID-19 “super-responders.” The immune system employs multiple viral clearance mechanisms to fight SARS-CoV-2 infection. IMM-BCP-01 targets non-overlapping regions of the Spike protein of SARS-CoV-2 which include highly conserved, subdominant epitopes. The cocktail promotes both ACE2 and non-ACE2 dependent neutralization and induces natural viral clearance mechanisms such as antibody dependent cellular cytotoxicity, complement activation and phagocytosis. If successful, we expect that our antibody cocktail product candidate could be used both as a treatment for individuals who have contracted SARS-CoV-2 and as a prophylactic to offer protection against the virus for individuals who are at risk of contracting SARS-CoV-2. We are conducting this program in collaboration with the DoD, which has asserted that this platform may be of strategic importance, due to its potential use in the current COVID-19 pandemic as well as in future viral outbreaks. The IMM-BCP-01 program is broadly focused on the emerging variants of SARS-CoV-2. We submitted an IND for the IMM-BCP-01 program to the FDA in November 2021. In March 2022, the FDA communicated that the clinical study can be initiated for our antibody cocktail for the treatment of SARS-CoV-2 following a brief clinical hold.

Other Programs and Platforms

In addition to the already described lead discovery programs, we will continue to invest in our discovery engine to expand our pipeline. The high output of antibody-target pairs resulting from our discovery engine may provide us with additional insights into the immune response against cancer and infectious diseases. We intend to continue to invest in this platform, to evaluate novel antibody-target pairs and to develop a pipeline of antibody therapeutics as single agents or in combination with other therapeutics or technologies. We anticipate the engine will enable us to advance one to two programs into IND-enabling studies per year.

We also intend to continue to enter into additional strategic partnerships and collaborations to expand our opportunities and capabilities. We intend to continue to form strategic partnerships with government agencies and with other third parties to accelerate our research and development efforts, as exemplified by our other transaction authority for prototype agreement with the DoD related to COVID-19. The unique insights we obtain may also enable strategic partnerships with other entities, including pharmaceutical and biotechnology companies. We also intend to continue collaborating with various vendors, manufacturers, and other service providers to complement the capabilities needed to continue to develop and commercialize our products.

Additionally, we plan to expand our intellectual property estate and infrastructure needed to discover and advance our products. We intend to expand our intellectual property estate related to our platform as well as to our product candidates. We may in-license or acquire complementary intellectual property as needed or required, and we may continue to build our know-how and trade secrets. We may pursue both therapeutic and diagnostic applications of our antibodies through composition of matter and/or method of use patents. While our initial focus areas are in oncology and infectious disease, we may invest in intellectual property in other therapeutic areas as well.

Management

Our experienced management and leadership team has broad expertise in the field of discovering and developing therapeutics and includes highly capable, world-class immunologists and biologists.

The Challenges Faced by Existing Antibody Therapies for Cancer

Despite significant advances in cancer therapeutics over the past 30 years, particularly in the realm of biologics including therapeutic antibodies, the five-year survival rate in patients with advanced malignancies of the lung, liver, stomach, pancreas, and other organs is less than 10%. We believe that a key issue undermining the wider effort to improve cancer therapeutics is a limited understanding of the diversity and complexity of human tumors. The discovery of new targets and novel therapeutics to neutralize them represent vitally important opportunities to help identify innovative and more effective cancer treatments. We are guided in our efforts by the immune responses generated by patients against their disease, and we leverage the wisdom of their memory B cells to illuminate the best routes forward.

Our Solution: Immunome’s Discovery Engine

The below graphic in Figure 1 demonstrates the key components of our approach and discovery process using our proprietary discovery engine.

Figure 1. Key components of our discovery engine

Patient Sampling:   Our discovery process begins with obtaining a patient’s lymph node, tumor or blood sample and then purifying and expanding the memory B cell population. In oncology, patients sampled include those who are treatment naïve, treated with standard regimens, or have been treated with immunity enhancing therapies. In infectious diseases, such as COVID-19, we include samples from patients who have successfully cleared the infection.

Patient Response:   We fuse and immortalize thousands of these patient-derived memory B cells using proprietary methods, capturing them as hybridomas that typically express an individual antibody in quantities sufficient for extensive screening.

Antibody Screening:    For oncology, we screen individual antibodies by assessing their binding to intact cancer cells or normal cells, or by assessing their binding to a large number (typically 100) of different extracts of authentic tumor samples and cancer cell lines (Figure [Screening]). Using our proprietary approach, we can screen up to 20,000 antibodies on a single array. For infectious diseases, such as COVID-19, we screen against defined sets of antigens expressed by the infectious agent. Hybridomas producing antibodies that show both high-affinity binding, by typically binding at single digit nanomolar concentrations, and specific binding, by showing much higher binding to a subset of tumor cells compared to normal cells or to irrelevant viral proteins, are designated as screening “hits.” Hybridomas producing those hits can be sequenced, their immunoglobulin genes can be cloned into expression vectors, and the individual antibodies can be produced recombinantly.

Figure [screening]. Representation of screening paradigm Antibody Validation:   The next step in our process is to identify the specific antigen to which the antibody appears to bind with high affinity and specificity. We use one of two complementary approaches for this activity: the first method involves an assessment of antibody binding to known human proteins spotted on a protein microarray with high selectivity (for example, as shown in Figure [target selectivity], where a single antigen is identified). If the target is not represented on the array or no specific binding is seen, we attempt to use the antibody to “pull out” the antigen from its source using immunoprecipitation, and then identify the antigen sequence using mass spectrometry. Using these two approaches we are largely successful in identifying the antigen to which newly identified antibodies are binding. We then conduct experiments to assess whether the binding of the antibody to the specific antigen can produce a change in the biology of a cancer cell expressing the target, which we refer to as target validation. Additional tests, such as measurements of changes in cell growth, cell survival, cell migration, or internalization of the antigen after it has been bound by the antibody, are used to further assess the potential that the antibody could be of therapeutic interest.

Figure [target selectivity]. Examples of binding specificity of patient-derived antibodies determined using human protein microarray-based target identification

Engine Output:   So far, we have screened several hundred thousand hybridomas and identified 2,400 “hit” antibodies that bind to a cancer cell or a tumor extract with high affinity and specificity. To date, while only approximately one-third of these hits has been assessed further, we have already identified more than 70 cancer targets. We concomitantly identify both the antibody, or the potential therapeutic, as well as its antigen target. Furthermore, the antibody may also be used in a diagnostic test to determine if a patient’s disease is over-expressing the antigen it is directed at. Our antibody hits can be developed, unmodified, as potential therapeutics, or can be combined with other modalities such as antibody-drug conjugates, bi-specifics, T cell engagers. We may form strategic partnerships with others who may seek to use our antibodies as the basis for such modalities. For IMM-BCP-01, we collected B cells from 30 super responders and identified over 400 antibodies specific for both spike and non-spike viral proteins. We anticipate the output from our discovery engine may potentially translate into one to two programs entering IND-enabling studies per year.

A Key Output from Our Discovery Platform: Functional Clustering

Our unbiased platform approach enables a broad interrogation of the patient memory B cell response to disease and may allow us to both gain additional insights into the underlying biology and identify sets of new targets. Data available on each antigen we have identified to date have revealed a “functional clustering” of targets, or clusters of targets with functional similarities among patients who mount a specific immune response. We believe these functional clusters, as shown in the illustration in Figure [cluster diagram], may provide critical clues to the important tumor-driven processes that the immune system appears to attack to effectively eliminate the disease.

Figure [cluster diagram]. To date, the Immunome discovery engine has identified more than 70 innovative cancer targets based upon patient-derived antibody responses. These targets appear to cluster around distinct biological functions that might be of therapeutic importance in cancer.

As an example, when looking at clusters of targets with functional similarity, as shown in the above illustration, one cluster contains several proteins associated with membrane dynamics. Membrane dynamics are a critical part of how cells, including tumor cells, control vital processes such as cell movement and signaling. Deregulation of those processes in cancer cells may be linked to hallmarks of cancer such as uncontrolled cell division and metastasis. Prominent among the targets we identified are several structural and catalytic proteins that regulate the formation and the function of exosomes, small vesicles packed with material used by cancer cells to create a pro-growth, pro-survival and anti-immune tumor niche. The tumor uses exosomes to change the functions of stromal cells, endothelial cells and immune effector cells, by taking control of those normal cells and using them to generate an environment in which cancer can thrive. We are actively exploring the concept that antibodies directed at some of these exosomal components may have therapeutic utility. In addition, some of these proteins function in normal cells to regulate the trafficking of proteins to and from the cell surface, suggesting that they may be rapidly internalized upon binding of an antibody. We are actively exploring the concept that antibodies selective for these targets may have therapeutic utility as antibody-drug conjugates.

Our Multiple Product Development Opportunities in Cancer

We believe our approach to the discovery of novel antibodies enables the following therapeutic modalities:

Unmodified Immunoglobulins: This therapeutic modality exploits antibodies where binding to the target antigen modifies cellular processes in way that directly induces a therapeutic benefit. This can occur when antibodies bind to antigens on tumor cells and disrupt cellular processes that are necessary for cancer cell growth and/or metastasis. Alternatively, binding of an antibody to its antigen may result in activation of the patient immune system to recognize and eliminate cancer cells.

Antibody-Drug Conjugates (ADCs): Certain target antigens have dense expression on the tumor cell surface as compared to normal tissues but binding of an antibody to that antigen does not induce a direct therapeutic effect. An ADC is an antibody to which a “tumor killing” payload is attached. If the antigen is rapidly internalized upon antibody binding the targeting selectivity of antibodies can be leveraged to deliver sufficient quantities of the “tumor killing” payload to kill the cancer cells. This approach uses known “tumor killing” agents and does not rely upon unproven mechanisms for efficacy.

Bispecific Antibodies: Patient-derived antibodies bind to a single antigen. Antibodies can be engineered to engage two different target antigens. These bispecific antibodies can bind to two different tumor cell antigens and may induce therapeutic effects through simultaneous modulation of two cellular processes. Alternatively, bispecific antibodies can be engineered to bind to a tumor cell antigen and an antigen on the surface of an immune effector cell (e.g., T cell). This class of bispecific antibody directs the immune effector cell to attack and destroy the tumor.

Our Lead Oncology Discovery Program

IMM-ONC-01 Overview:    Our lead oncology development program is focused on antibodies targeting IL-38, a lesser-known member of the IL-1 family of cytokines. IL-38 binds to receptors found on immune cell subsets, such as macrophages, dendritic cells, gamma delta T cells (γδT cells), and regulatory T cells, each of which is critical for establishing an immuno-responsive tumor microenvironment. Our analysis of data from The Cancer Genome Atlas, or TCGA, has demonstrated that IL-38 is over expressed at the RNA level in a subset of tumors of high unmet medical need as compared to normal tissue from the same organ site (Figure [ONC-01 indications]). Furthermore, consistent with our hypothesis that IL-38 acts to suppress anti-tumor immunity, high IL-38 expression in tumors was inversely correlated with the presence of tumor-infiltrating immune effector cell populations (Figure [TILS]. We have expanded this analysis through use of a proprietary database to include assessment of mRNA expression in over 60 cancers and identified that IL-38 is not only over expressed, but also occurs at a significantly higher frequency in select tumor sub-types, such as gastroesophageal squamous carcinoma, squamous carcinoma of the head and neck, lung squamous cancer and squamous and basal carcinoma of the skin. We are in the process of directly confirming this IL-38 overexpression in patient samples of these select sub-types to guide and streamline overall clinical development.

Figure [ONC-01 indications]: IL-38 is overexpressed in cancers of high unmet medical need.

Figure [TILs]: Inverse relationship between high IL-38 expression and immune cell populations in tumors

In the literature, a clinical study of 400 lung cancer patients’ analysis of biopsy materials revealed an association between high IL-38 expression levels and poor patient outcomes. The same study found that the expression of IL-38 is often correlated with PD-L1 suggesting that these two checkpoints may well work as together to inhibit the immune response. As depicted in the illustration below in Figure [therapeutic hypothesis], tumor-derived IL-38 is hypothesized to suppresses the innate immune response and the recruitment of immune effector cells into the tumor microenvironment in the early part of the cancer immunity cycle. We hypothesize that an antagonistic anti-IL-38 antibody will block the immune suppressive function of IL-38, leading to an enhanced immune cell infiltration into the tumor. This in turn may lead to a more robust anti-tumor immune response.

Figure [therapeutic hypothesis]. Targeting IL-38 with IMM-ONC-01 is anticipated to block IL-38 function and induce recruitment of immune effector cells

Just as antibodies that antagonize the function of PD-L1 induce a therapeutic effect in patients who express PD-L1. We believe targeting IL-38 with an antibody that blocks IL-38 function, in a similar fashion, may also induce a therapeutic response.

Immunome’s lead anti IL-38 antibody directly competes for binding of IL-38 to its putative receptors, IL-1RAPL1 and IL-36R, in vitro in a concentration dependent manner (Figure [receptor competition]).

Figure [receptor competition]. IMM-ONC-01 blocks ability of IL-38 to bind to its putative receptors IL1RAPL1 and IL-36R

The ability to competitively inhibit IL-38 binding to its receptors correlates with blocking IL-38 function in vitro. Using an in vitro macrophage model system, IL-38 was shown to abrogate macrophage activation, as measured by IL-6 production, upon lipopolysaccharide (LPS, a bacterial cell wall component)-stimulation. Treatment with an antagonistic anti-IL-38 antibody blocked the effect of IL-38, resulting in significant re-activation of IL-6 production and further demonstrating the role of IL-38 in the inflammatory response.

Re-awakening of the immune system in this manner appears to generate corresponding in vivo efficacy in a mouse model bearing B16F10, a tumor that is known to produce IL-38. The data in Figure [B16 efficacy] demonstrates the anti-tumor effect of a murine version of our anti-huIL38 antibody in a mouse model.

Figure [B16 efficacy] Treating with anti-IL-38 antibody appears to induce an anti-tumor response in IL-38 expressing mouse B16F10 tumor model.

Additional studies have confirmed the in vivo efficacy of a murine version of our anti-huIL38 antibody in a second tumor model (EMT6 breast cancer). In the EMT6 model, approximately 40% of anti-IL-38 treated mice cleared their EMT6 xenografts. When rechallenged the mice that had successfully cleared the initial tumor xenograft were resistant to subsequent engraftment (Figure [EMT6 efficacy], left panel) which led to an increase in overall survival (Figure [EMT6 efficacy], right panel). These data reveal the possible establishment of durable immune memory in those animals.

Figure [EMT6 efficacy]. Treating with anti-IL-38 antibody appears to induce long-term anti-tumor memory response in the EMT6 mouse model of breast cancer.

IMM-ONC-01, our lead antibody, has progressed into development with an IND submission expected in the second half of 2022.

Our Lead Infectious Disease Discovery Program (IMM-BCP-01)

IMM-BCP-01 Overview:   The human immune system elicits multiple mechanisms of action, capable of working in concert with one another, to clear viral infections, such as those caused by SARS-CoV-2, the virus that has led to the COVID-19 pandemic. In our work funded, in part, through another transaction authority (OTA; contract number W911QY-20-9-0019) with the DoD’s Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense (JPEO-CBRND) in collaboration with the Defense Health Agency, we used Immunome’s discovery engine (Figure [platform]), to identify a three-antibody cocktail (IMM-BCP-01) for the treatment of SARS-CoV-2 infection. The three antibodies comprising IMM-BCP-01 (IMM20184, IMM20190 and IMM20253) were down selected from amongst more than 400 antibodies isolated from the memory B cells of super responders (patients who exhibited rapid seroconversion to IgG and very high anti-SARS-CoV-2 antibody titers). Selection criteria included, amongst other characteristics, intrinsic and combinatorial anti-viral mechanisms of action. Antibodies were selected based upon both viral neutralization and viral clearance (e.g., phagocytosis, antibody dependent cellular cytotoxicity, and mobilization of the complement cascade) properties.

Figure platform. Our proposed approach to developing antibody cocktail (IMM-BCP-01)

The individual antibodies comprising IMM-BCP-01 each bind to unique, non-overlapping epitopes on the receptor binding domain (RBD) of the SARS-CoV-2 spike (S) protein. Each antibody elicits intrinsic anti-viral properties that when combined exhibit combinatorial viral neutralization and clearance properties against a breadth of SARS-CoV-2 variants in vitro and in vivo, including an array of US Center for Disease Control Variants of Concern (VoC) and Variants of Interest (VoI).

SARS-CoV-2 spike protein mediates binding to a cellular receptor, human angiotensin-converting enzyme 2 (ACE2), and fusion of viral and host plasma membranes. Consistent with the epitopes to which they bind on the spike protein, IMM20184 and IMM20190 neutralize, or prevent viral fusion with host cells, in an ACE2-dependent manner. Binding of these antibodies to their epitopes on S directly compete for binding of ACE2 to the RBD (Figure [ACE2 competition]). In contrast, IMM20253 does not compete for ACE2 binding. The combination of these three antibodies (IMM-BCP-01) is more effective than any individual component antibody at competing for ACE2 binding.

Figure [ACE2 competition]: IMM-BCP-01 includes ACE2 competitive (IMM20183 and IMM20253) and non-competitive (IMM20253) antibodies.

IMM20184 and IMM20253 bind to epitopes that are conserved across a wide range of variants of SARS-CoV-2 observed to date. IMM20184 binds to an epitope on the inner face of the RBD that not only allows for direct competition of ACE2 binding but also promotes avid binding between two S proteins within the same spike trimer. IMM20253 binds to an epitope on the outer face of the RBD that is conserved across other betacoronaviruses including SARS-CoV-1. Binding of IMM20253 to the RBD does not compete for ACE2 binding, it rather appears to induce a non-ACE2 dependent conformational change in S that makes it more susceptible to protease inactivation. IMM20253, to our knowledge, is the only antibody under development for treating COVID-19 that utilizes this mechanism of action to neutralize SARS-CoV-2.

Initial in vitro characterization of IMM-BCP-01 involved pseudo virus neutralization experiments. Commercially available pseudo virus that express the spike protein from the original SARS-CoV-2 (WA1/2020) virus or various CDC VoI and VoC were used to infect cells expressing the human ACE2 receptor (hACE2-293T) in the presence or absence of IMM-BCP-01 or subsets of its constituent antibodies. IMM-BCP-01 (1:1:1 mixture of IMM20184 / IMM20190 / IMM20253) potently neutralized all variants tested in a concentration-dependent manner (Figure [neutralization]. Consistent with the epitope conservation, neutralization by a combination of IMM20184 and IMM20253 was unaffected across all variants tested to date.

Figure [neutralization]: IMM-BCP-01 broadly neutralizes SARS-CoV-2 variants

Neutralization activities observed in pseudo virus assays were confirmed in a series of live virus experiments, using both spot reduction and plaque forming assay protocols with multiple SARS-CoV-2 variants. IMM-BCP-01 and the two-antibody cocktail of IMM20184/IMM20253 neutralized live virus in vitro with IC50 values that were either equivalent or more potent in both assays as compared to the IC50 values obtained against pseudo virus. Comparative assessment of the pseudo virus, and two forms of live virus (spot reduction and plaque assays) suggest IMM-BCP-01 neutralizes all variants tested and that the potency against Beta and Gamma variants was more sensitive to the testing methodology.

Each of the antibodies that comprise IMM-BCP-01 was isolated from patients as IgG1 molecules. These data, along with the growing body of evidence suggesting that effector function is required for optimal in vivo activity of anti-SARS-CoV-2 antibodies (Chen RE, 2021) (Ravetch J, 2021), led us to construct IMM20184, IMM20190, and IMM20253 with canonical IgG1 Fc domains. No mutations were introduced into the Fc domain that would be predicted to disrupt complement fixation, decrease binding affinity for Fc gamma receptors, or increase half-life of the molecules. IMM-BCP-01, and its constituent antibodies, were evaluated for elicitation of non-neutralizing, Fc-mediated responses.

The activation of the classical complement pathway (CP) by IMM20184, IMM20190, and IMM20253 antibodies, and combinations thereof, was evaluated using an adapted CP activation assay (Nikitin, 2019). Under the conditions, we detected increasing levels of C4 deposition which correlated with increasing concentrations of IMM20190 and, to a lesser extent, IMM20253 (Figure [complement fixation]. IMM20184 did not differ from isotype control at all concentrations tested. Although the IMM20184 and IMM20253 antibodies appear less potent than IMM20190 in this assay, the importance of those two antibodies to the IMM-BCP-01 mixture is observed when tested as a two-antibody cocktail. In a surprising finding, the IMM20184/IMM20253 two antibody cocktail elicited a combinatorial effect, resulting in saturating levels of complement fixation that were not achieved by either individual component antibody when tested at up to 2-logs higher concentrations. A similar, but even more pronounced, effect was observed with IMM-BCP-01. The combinatorial effects on concentration-dependent deposition of C4 by the IMM20184/IMM20253 and IMM-BCP-01 cocktails suggest that opsonization of the SARS-CoV-2 Trimer with antibodies targeting multiple epitopes across different faces of the RBD is far superior for C4 deposition than targeting a single epitope and reaches saturation at concentrations nearly a thousand-fold lower than the most potent single antibody.

Figure [complement fixation]: Comparative Complement Fixation of Individual and Combinations of the IMM-BCP-01 Antibody Components

Similarly, all three human IgG1 antibodies induced phagocytosis of Trimer-coated beads in a concentration-dependent manner relative to an isotype control (Figure [phagocytosis], with IMM20253 and IMM20190 exhibiting higher rates of phagocytosis than IMM20184. Even a low concentration of IMM20253 (approximately 15 pM) was sufficient to potently induce phagocytosis. This potent induction of phagocytosis by IMM20253 antibody may be attributed to its epitope location on the outer surface of the “Up” conformation of the Trimer.

Figure [phagocytosis]: Comparative Phagocytosis of Individual Components and the IMM-BCP-01 Antibodies

IMM-BCP-01 was evaluated for efficacy by measuring the impact of dosing on viral titers in the lungs of Syrian hamsters infected with three different SARS-CoV-2 variants. Dosing of IMM-BCP-01 resulted in statistically significant decreases in viral titers relative to the vehicle-treated controls for all three variants (Figure [in vivo efficacy]. A dose response was observed against the WA1/2020 variant with viral clearance ranging from over 2-log with the 0.1 mg group to at least 4-log with the 0.3 mg dose group. A dose response was observed against the Alpha variant of approximately 1.5-log with the 0.1 mg dose group and approximately a 3.5-log clearance with the 0.5 mg dose group. Finally, a dose response was also observed against the Beta variant with viral clearance ranging from approximately 1.5-log with the 0.1 mg group to approximately 2.5-log with the 0.5 mg dose group.

Figure [in vivo efficacy]: In Vivo Efficacy of IMM-BCP-01 Against the WA1/2020, Alpha, and Beta Variants

Based on preclinical efficacy observed in the hamsters and corroborative safety data generated in animal testing and tissue cross-reactivity, a cocktail composition and dose were arrived at for the Phase 1b safety testing in patients.

 Strategic Collaborations and License Agreements

We believe that our technology has broad utility and could enable the formation of attractive strategic partnerships to capture product opportunities on which we may not otherwise wish to capitalize. To maximize the value of our platform we may, from time to time, contemplate and enter into various forms of collaborative agreements with third parties, including other companies, government agencies, academic institutions and non-profit groups. The material collaborations and licensing agreements entered into by us to date are described in greater detail below.

IMM-BCP-01 Collaboration with the DoD

In July 2020, the Company entered into an Other Transaction Authority for Prototype Agreement, or the OTA Agreement, with the DoD to fund the Company’s efforts in developing an antibody cocktail therapeutic to treat COVID-19. The amount of funding available to the Company under this expense reimbursement contract was $13.3 million. In May 2021, the Company and the DoD amended the OTA Agreement, pursuant to which the DoD award was increased from $13.3 million to $17.6 million.

Pursuant to the OTA Agreement, ownership of any invention developed under the agreement follows inventorship under U.S. patent law. The Bayh-Dole Act does not apply to the OTA Agreement, and, as such, title to inventions will accrue to the inventor-organization. In addition, we own all study data generated under the OTA Agreement, whether generated by us or the DoD. We also obtained the right to negotiate a commercial license covering DoD’s interest in any invention solely owned by DoD and developed under the agreement. Our rights to inventions and data are subject to standard government-retained rights.

We are required to use commercially reasonable efforts to complete specified research activities for the prototype project based on the estimated cost for such prototype. We are eligible to receive up to $17.6 million in the aggregate from DoD, subject to continued compliance with the terms of the OTA Agreement and future pricing requirements. We are not obligated to pay any royalties or other future consideration under this agreement.

The OTA Agreement extends through final payment, subject to completion of the prototype project as determined by a DoD official in accordance with key technical goals established for the project or results that justify completion. The DoD may terminate the agreement in its entirety for convenience or in whole or in part for our material breach of the agreement. Even if fully funded, the $17.6 million would not be sufficient to fund our full planned research and development phase 1B. Therefore, we have used and will continue to use our own funds to support completion activities as part of the contract.

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

We have the right to terminate the Arrayjet Agreement upon specified written notice stating reasons for termination. Arrayjet may terminate the Arrayjet Agreement for our failure to meet certain diligence milestones, payment default, or failure to provide certain reports and information. Either party may terminate the Arrayjet Agreement for the other’s material breach or insolvency.

Whitehead Patent License Agreement

In June 2009, we entered into an exclusive patent license agreement, or the Whitehead Agreement, with the Whitehead Institute for Biomedical Research, or Whitehead, and the Massachusetts Institute of Technology, or MIT, as licensing agent for Whitehead, pursuant to which we obtained from MIT and Whitehead a royalty-bearing exclusive license under certain patent rights of Whitehead and a royalty-bearing non-exclusive license under certain biological and chemical material of Whitehead that relate to our antibody screening platform, in each case to develop, manufacture, use, and commercialize licensed products and to develop and perform licensed processes and perform licensed services for all purposes in the United States. The foregoing license grant included the right to grant sublicenses with certain restrictions. Pursuant to the Whitehead Agreement, we are obligated to pay Whitehead up to $725,000 in the aggregate for certain development, regulatory and commercial milestones and up to $275,000 for each product or derivative that we discover using the licensed product or processes or Discovered Products. We are also obligated to pay Whitehead a low single digit royalty on net sales of licensed products and licensed processes when sold as a therapeutic or diagnostic product, a mid-single digit royalty on net sales of such licensed products or processes when sold as a research reagent, and a less than one percent royalty on net sales of Discovered Products when sold as a therapeutic or diagnostic product. Our obligation to pay royalties on net sales of Discovered Products is limited to a period of seven years from the first commercial sale of each Discovered Product. We are obligated to pay Whitehead a high single digit royalty on service income received in connection with the provision of licensed services the provision of which, absent the license granted under the Whitehead Agreement, would infringe a claim of a licensed patent. We are obligated to pay Whitehead a high first decile percentage of certain payments received from sublicensees, subject to certain reductions to single-digit percentages, and we are obligated to pay Whitehead a mid-teen percentage royalty on certain payments received from non-sublicensee corporate partners.

We have the right to terminate the Whitehead Agreement upon specified prior written notice to Whitehead. Whitehead may terminate the Whitehead Agreement in the event of our uncured material breach or insolvency. Additionally, Whitehead may terminate the Whitehead Agreement if we or any of our affiliates or sublicensees challenges the validity, patentability, enforceability or non-infringement of the licensed patents.

TJU License Agreement

In June 2012, we entered into an exclusive license agreement, or the TJU Agreement, with Thomas Jefferson University, or TJU, pursuant to which we obtained from TJU a worldwide, royalty-bearing exclusive license under certain patent rights, know-how, and materials of TJU that relate to our antibody screening platform, in each case to research, develop, manufacture, use, commercialize, and improve licensed products and to practice licensed processes for all purposes. We are currently required to make an annual license maintenance payment in the low five figures, which amount may be credited against royalties payable in the same calendar year. We are also obligated to pay TJU $950,000 in the aggregate for certain development, regulatory and commercial milestones for licensed products. We are obligated to pay TJU a low single digit royalty on net sales of licensed products and licensed processes. The royalty rate is subject to certain specified reductions. Royalties are payable until expiration of the TJU Agreement. We are also obligated to pay TJU a high first decile percentage of any non-royalty sublicensing income received by us, subject to certain specified reductions. The TJU Agreement expires upon expiration of the last valid claim under the licensed patents.

Manufacturing

We produce our lead antibodies at the laboratory scale necessary for early research and development activities and some preclinical assessments. For later stage preclinical assessment, such as IND-enabling studies and safety assessment, of product candidates, and early-stage clinical assessment, we use third-party manufacturers to produce our antibodies and any other necessary intermediates or reagents. We do not have, and we do not currently plan to acquire or develop the infrastructure, facilities or capabilities to conduct these manufacturing activities ourselves. We intend to continue to utilize third-party manufacturers to produce, package, label, test and release product for clinical testing and for future commercial use, as needed. We expect to continue to rely on such third parties to manufacture our products for the foreseeable future. Our expected future contractual manufacturing organizations will each have successful track records of producing clinical and commercial products for other companies under applicable compliance regulations, such as cGMP compliance in case of the FDA, and will have previously been inspected by regulatory authorities for compliance with cGMP standards.

Competition

We are aware of several companies that are developing antibody treatments for the therapeutic areas of cancer and infectious diseases, specifically COVID-19. Many of these companies are well-capitalized and, in contrast to us, have significant clinical experience, and may include our potential future strategic partners. In addition, these companies compete with us in recruiting scientific and managerial talent. Our success will partially depend on our ability to obtain, maintain, enforce and defend patents and other intellectual property rights with respect to our antibodies that are proven to be safer and/or more effective or are less expensive than competing products. Our commercial opportunity and success will be reduced or eliminated if competing products that are safer, more effective, or less expensive than the antibodies we develop or if such products become available in the future.

In oncology, we expect to compete with antibody, biologic and other therapeutic platforms and development companies who are also pursuing similar antibody-based discovery approaches, including, but not limited to, companies such as AbCellera Biologics, Inc.; Adaptive Biotechnologies Corporation, or Adaptive; AIMM Therapeutics B.V.; Atreca, Inc.; IGM Biociences, Inc.; OncoReponse, Inc. In addition, we expect to compete with large, multinational pharmaceutical companies that discover, develop and commercialize antibodies and other therapeutics for use in treating cancer such as AstraZeneca; Amgen; Bristol-Myers Squibb Company; Genentech, Inc. (a member of Roche group); Merck & Co. Inc.; and Johnson & Johnson. If any future product candidates identified through our current lead programs are eventually approved for sale, they will likely compete with a range of treatments that are either in development or currently marketed for use in those same disease indications. In the area of infectious diseases, specifically our COVID19 efforts, our key competitors include other companies developing antibody-based therapeutics such as Regeneron, Glaxo SmithKline plc. and Vir Biotechnology (in collaboration), Sorrento Therapeutics, Inc., Adagio; Eli Lilly and AbCellera (in collaboration), and AstraZeneca. Further, we expect the future market potential and need for our antibody cocktail product will be negatively influenced should any of the numerous vaccine products, by companies including Moderna, Inc.; Pfizer Inc. and BioNTech SE (in collaboration), AstraZeneca and Johnson and Johnson, continue to be safe and efficacious against COVID-19 and emerging variants of the virus.

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

As of March 1, 2022, we owned 65 pending national phase patent applications in the U.S and abroad, two pending PCT applications, and 7 pending U.S. provisional patent applications. Our portfolio includes claims directed to the composition of matter and methods of use for antibodies, including IMM-ONC-01 and IMM-BCP-01. Patent applications claiming the benefit of these PCT applications, if issued, are expected to expire between 2039 and 2042. Patents claiming priority to and the benefit of these provisional applications, if issued, are expected to expire in 2042. However, we recognize that the area of patent and other intellectual property rights in biotechnology is an evolving one with many risks and uncertainties, which may affect those rights.

Our commercial success will depend in significant part upon obtaining and maintaining patent protection and trade secret protection of our current and future product candidates and the methods used to develop and manufacture them, as well as successfully defending these patents against third-party challenges and operating without infringing on the proprietary rights of others. Our ability to stop third parties from making, using, selling, offering to sell or importing our products depends on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents, or any patents granted to us in the future will be commercially useful in protecting our product candidates, discovery programs and processes. For this and more comprehensive risks related to our intellectual property, please see the section titled “Risk Factors — Risks Related to Our Intellectual Property.”

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, including the United States, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, a patent’s term may potentially be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent taking into account delays on the part of the patentee or may be shortened if a patent is terminally disclaimed over an earlier expiring patent. In the United States, the patent term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to an approved drug may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We expect to seek patent term extensions to all of our issued patents in any jurisdiction where these are available, however there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions.

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

Preclinical and Clinical Development

The data required to support a Biologics License Application (BLA) is generated in two distinct development stages: preclinical and clinical. Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies. The sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, as well as other information, to the FDA as part of the IND.

Prior to beginning the first clinical trial with a product candidate, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The FDA has 30 days after submission to raise safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor, and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the biologic, findings from animal or in vitro testing that suggest a significant risk for human subjects, and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

For purposes of BLA approval, human clinical trials are typically conducted in three sequential phases that may overlap.

●	Phase 1/Phase 1b — The investigational product is initially introduced into healthy human subjects (Phase 1) or directly into patients with the target disease or condition (Phase 1b) for certain therapies, in either case to assess safety. In addition, these studies may be designed to test dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.
●	Phase 2 — The investigational product is administered to a patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to assess adverse events and potential side effects. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
●	Phase 3 — The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

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

Once a BLA has been submitted, the FDA’s goal is to review standard applications within ten months after accepting the application for filing, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the FDA extends the review process based on requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may convene an advisory committee to provide clinical insight on application review questions. Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities comply with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more treatment sites to assure compliance with GCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

If the FDA grants regulatory approval of a product, such approval will be for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy, or REMS, to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post a-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-marketing studies.

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. The fast-track program is intended to expedite or facilitate the process for reviewing new products that meet certain criteria. Specifically, new products are eligible for fast-track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a fast-track product has opportunities for frequent interactions with the review team during product development and, once a BLA is submitted, the product may be eligible for priority review. A fast track product may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

A product intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast-track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product, including involvement of senior managers.

Any marketing application for a biologic submitted to the FDA for approval, including a product with a fast-track designation and/or breakthrough therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a serious disease or condition compared to marketed products. For products containing new molecular entities, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (compared with ten months under standard review).

Additionally, products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. It is possible that at the time of a BLA submission, our product candidates may not be eligible for accelerated approval, or the FDA could determine that accelerated approval is not warranted.

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

The federal false claims and civil monetary penalty laws, including the FCA, which can be enforced by private citizens through civil qui tam actions, prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal healthcare programs, including Medicare and Medicaid, or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. For instance, historically, pharmaceutical and other healthcare companies have been, and continue to be, prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. A violation of the Anti-Kickback Statute makes any claim submitted as a result of the violation of the Anti-Kickback Statute, a false claim under the FCA. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, off-label, and thus generally non-reimbursable, uses.

HIPAA created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti-Kickback Statute, under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

Third-party payors are increasingly challenging the price, examining the medical necessity, and reviewing the cost-effectiveness of medical products, therapies, and services, in addition to questioning their safety and efficacy. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with branded drugs and drugs administered under the supervision of a physician. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. Obtaining coverage and reimbursement approval of a product from a third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our product on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. A third-party payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Additionally, in the United States there is no uniform policy among third-party payors for coverage or reimbursement. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies, but also have their own methods and approval processes. Therefore, one third-party payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third-party payor reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize any product candidate that we successfully develop.

Many pharmaceutical manufacturers must calculate and report certain price reporting metrics, such as average sales price and best price, to the government, such as average sales price and best price. These prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where drugs may be sold at lower prices than in the United States. Further, certain of our products, once approved, may be administered by a physician. Under currently applicable U.S. law, certain products not usually self-administered (including injectable drugs) may be eligible for coverage under Medicare through Medicare Part B. Medicare Part B is part of original Medicare, the federal health care program that provides health care benefits to the aged and disabled, and covers outpatient services and supplies, including certain pharmaceutical products, that are medically necessary to treat a beneficiary’s health condition. As a condition of receiving Medicare Part B reimbursement for a manufacturer’s eligible drugs or biologicals, the manufacturer is required to participate in other government healthcare programs, including the Medicaid Drug Rebate Program and the 340B Drug Pricing Program. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Under the 340B Drug Pricing Program, the manufacturer must extend discounts to entities that participate in the program.

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

Potential Healthcare Reform

In the United States and some jurisdictions outside the United States, there have been, and continue to be, proposed legislative and regulatory changes to the current healthcare systems that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect the ability to profitably sell product candidates for which marketing approval is obtained. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives that impact both the regulatory approval process for new products as well as the terms under which government and third-party payors will contract with and reimburse manufacturers. For example, several government payor programs, such as Medicare and Medicaid, require manufacturers to enter into rebate agreements as a condition to approving manufacturer’s products for reimbursement by Federal Healthcare Programs.

In March 2010, the ACA was signed into law and substantially changed the way healthcare is financed by both governmental and private insurers in the United States. The ACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments, and fraud and abuse changes. Additionally, the ACA, among other things, included incentives to programs that increase the federal government’s comparative effectiveness research. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers. The Coronavirus Aid, Relief and Economic Stability Act (the “CARES Act”), which was signed into law on March 27, 2020, suspended the reductions from May 1, 2020, through March 31, 2022, and extended the sequester through 2031.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years regarding these matters. This has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. Individual states in the United States have also become increasingly active in implementing regulations designed to control product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. It is possible that additional governmental action is taken to address the COVID-19 pandemic.

Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

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

Employees and Human Capital Resources

As of December 31, 2021, we had 39 full-time employees, including 27 who hold advanced degrees. Of these employees, 27 were engaged in research and development activities and 12 were engaged in general and administrative activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, training, incentivizing and integrating our existing and new employees, advisors and consultants. We offer a competitive total rewards package, updated in 2021 based on market research. During 2020 and 2021, we also adjusted our practices and processes to support employees in a pandemic environment. We incentivize high performers through an annual bonus program based on our performance for which all employees are eligible. We also offer equity incentive plans, the purpose of which are to attract, retain and reward personnel through the granting of stock-based compensation awards in order to increase stockholder value and the success of our company by motivating team members to perform to the best of their abilities and achieve our objectives.

Facilities

We currently lease 11,000 square feet of office and laboratory space in Exton, Pennsylvania under a lease that expires on March 31, 2024. We believe the leased space is sufficient to meet our immediate facility needs, and that any additional space we may require will be available on commercially reasonable terms.

Item 1A. Risk Factors

As noted throughout this Annual Report, we are subject to a number of risks and uncertainties. You should consider and read carefully all the risks and uncertainties described below, as well as other information included in this Annual Report, including our financial statements and related notes appearing at the end of this Annual Report and our “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” The risks and uncertainties described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment. This Annual Report also contains forward-looking statements and estimates. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

Risks Related to Our Business

We are a preclinical stage biopharmaceutical company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

We are a preclinical stage biopharmaceutical company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, raising capital, building our management team and building our intellectual property portfolio, and we have incurred significant operating losses. As of December 31, 2021, we had an accumulated deficit of $79.1 million. Our net loss was $24.7 million and $17.8 million for the years ended December 31, 2021 and 2020, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. To date, we have not generated any revenue from product sales, and we have not identified or sought or obtained regulatory approval for any product candidate. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our potential future product candidates.

We expect our net losses to increase substantially as we continue our operations; however, the amount of our future losses is uncertain. Our ability to achieve or sustain profitability, if ever, will depend on, among other things, successfully identifying and developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, performance as anticipated by our vendors, entering into potential future strategic partnerships, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we, or our potential future partners, are unable to commercialize one or more of our product candidates, or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve or sustain profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects. Any predictions you make about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

We will need to raise substantial additional funds to advance development of potential product candidates and our discovery platform, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our potential future product candidates.

The development of biopharmaceutical product candidates is capital-intensive. If our potential future product candidates continue to advance through preclinical studies and enter into and advance through clinical trials, we will need substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities. We have used substantial funds to develop our discovery engine and will require significant funds to continue to develop our discovery platform and conduct further research and development, including preclinical studies and clinical trials of our potential future product candidates, to seek regulatory approvals for our potential future product candidates and to manufacture and market products, if any, that are approved for commercial sale. In addition, we incur additional costs associated with operating as a public company.

As of December 31, 2021, we had $49.2 million in cash. Based on our current operating plan, we believe that our cash as of December 31, 2021 will be sufficient to fund our operations for at least 12 months from the filing date of this Annual Report on Form 10-K. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. The timing and amount of our operating expenditures will depend largely on factors such as the following:

●	the scope, number, timing and progress of preclinical and clinical development activities;
●	the price and pricing structure that we are able to obtain from our third-party contract manufacturers to manufacture our preclinical study and clinical trial materials and supplies and other vendors relevant to advancement of our programs;
●	the costs involved in obtaining, maintaining, enforcing and defending patents and other intellectual property rights and the resources needed to pursue regulatory approvals;
●	our efforts to enhance operational systems, secure sufficient laboratory space and hire additional personnel, including personnel to support development of our product candidates and satisfy our obligations as a public company.

To date, we have primarily financed our operations through the sale of equity securities and through our other transaction authority contract with the DoD. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, government contracts and other marketing arrangements. We cannot assure you that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us or that the DoD will not exercise its termination right under the contract. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our preclinical studies, clinical trials, research and development programs or commercialization efforts. Because of the numerous risks and uncertainties associated with the development and commercialization of our potential future product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies and clinical trials. To the extent that we raise additional capital through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our potential future product candidates, future revenue streams or research programs or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Other than IMM-BCP-01 and IMM-ONC-01, we have no identified product candidates at this time, and we may never identify any product candidates or advance to IND-enabling studies or clinical-stage development. We have no products on the market that have gained regulatory approval or that have entered preclinical studies or clinical trials. None of our potential future product candidates have ever been tested in humans. Our ability to generate revenue and achieve and sustain profitability depends on identifying our product candidates, advancing them into preclinical and clinical development and obtaining regulatory approvals for and successfully commercializing such product candidates, either alone or through a collaboration.

Before obtaining regulatory approval for the commercial distribution of any of our current product candidates and future product candidates that we may identify, we, either alone or with or through a collaborator, must conduct extensive preclinical studies, followed by clinical trials to demonstrate the safety and efficacy of our product candidates in humans. We cannot be certain of the timely completion or outcome of our research and development activities or our planned clinical studies, and we cannot predict the actions of the FDA or other regulatory authorities or if the outcome of our preclinical studies will ultimately support the further development of our future product candidates.

Our IMM-BCP-01 and IMM-ONC-01 programs are in the early stages, and we are subject to the risks of failure inherent in the identification of potential product candidates and the research and development of those product candidates based on novel approaches, targets and mechanisms of action. We submitted an IND for the IMM-BCP-01 program to the FDA in November 2021. In March 2022, the FDA communicated that the clinical study can be initiated for our antibody cocktail for the treatment of SARS-CoV-2 following a brief clinical hold. We expect to prepare and submit to the FDA an IND for the product candidate related to our IMM-ONC-01 program in the second half of 2022. However, there can be no guarantee that we will be able to do so or that we will not face regulatory hurdles, particularly in light of the lack of certainty around the regulatory framework specifically with respect to IMM-BCP-01.

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

Further, we and any potential future partners may never receive approval to market and commercialize any product candidate. Even if we or a potential future partner obtains regulatory approval, the approval may be for targets, disease indications or patient populations not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or a potential future partner may be subject to post-marketing testing requirements to maintain regulatory approval.

We may not be successful in our efforts to use and expand our discovery engine to build a pipeline of product candidates.

A key element of our strategy is to use and expand our discovery engine to build a pipeline of product candidates and progress these product candidates through preclinical and clinical development for the treatment of various diseases. Although our research efforts to date suggests that blocking the IL38 function using an inhibitory antibody restores the immune response to the tumor, this hypothesis may prove incorrect, or we may not be able to identify a product candidate that is safe or effective as a cancer treatment. We also may not be able to identify an antibody cocktail product candidate containing a mixture of antibodies that we can demonstrate to be safe or effective, and we may not be able to develop any other product candidates. Our scientific research that forms the basis of our efforts to discover product candidates based on our discovery engine is ongoing. Further, the scientific evidence to support the feasibility of developing therapeutic antibodies based on our platform has not been established. Our discovery engine may not be proven to be superior to competing technologies. Even if we are successful in building our pipeline of product candidates, the potential product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable toxicity or other characteristics that indicate that they are unlikely to be products that will receive marketing approval from the FDA or other regulatory authorities or achieve market acceptance. If we do not successfully develop and commercialize product candidates, we will not be able to generate product revenue in the future.

We may expend our limited resources and access to capital to pursue a particular product candidate; these decisions may prove to be wrong and may adversely impact our business.

Because we have limited financial and other resources, we intend to focus our efforts on specific research and development programs, including IMM-BCP-01 and IMM-ONC-01. As a result, we may forgo or delay pursuit of other opportunities, including with potential future product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through partnership, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

Health epidemics, including the ongoing COVID-19 pandemic- and may - adversely impact our business.

Our business could be adversely affected by health epidemics in regions where we operate or where we may in the future have clinical trial sites and could cause significant disruption in the operations of third party-manufacturers, CROs and other vendors upon whom we rely. The COVID-19 pandemic has affected business operations in the United States and globally. Our company headquarters is located in the greater Philadelphia area, and we anticipate that our CROs and CMOs will be located in and outside of the United States. Therefore, our business and other third parties on which we rely are subject to U.S. federal and state regulations and their foreign equivalents adopted in response to the COVID-19 pandemic, including travel restrictions, stay-at-home orders, vaccine mandates, and related regulatory guidance.

In 2021, we continued to implement work-from-home policies to support the community efforts to reduce the transmission of COVID-19 and protect employees, and these work-from-home policies continue in effect. We implemented a number of measures to ensure employee safety and business continuity. Employees who can work from home have been doing so, while those needing to work in our facilities are divided into shifts to reduce the number of people gathered together at one time. We have implemented a back-to-office policy which is tailored to the role of each team member and evolves as the specific conditions associated with the COVID-19 pandemic continue to evolve. We have also taken measures to secure our research activities while work in laboratories has been organized to reduce risk of COVID-19 transmission. Business travel has been suspended, and online and teleconference technology is used to meet virtually as often as possible rather than in person. While certain of the restrictions in Pennsylvania and other locations in which we have employees or independent contractors have recently been relaxed or lifted, these restrictions may be re-implemented, or new restrictions imposed if rates or incidence of infection increase.

The COVID-19 pandemic may impact our business, including our ongoing and planned preclinical research and clinical trials, in the following ways:

●	reduction in productivity, and potential delays our programs and timelines, as a result of our work-from-home policies;
●	disruption in operations of third-party facilities, including those from which we currently obtain tissue and blood samples or on which we may in the future rely for manufacturing, in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain;
●	delays or difficulties in enrolling and retaining patients in our clinical trials, including patients that may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services;
●	delays or difficulties or increases in costs associated with clinical site initiation, including difficulties in recruiting and retaining clinical site investigators and clinical site staff, and receiving the supplies, materials and services needed to conduct preclinical research and clinical trials;
●	increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19, being forced to quarantine or being unable to visit clinical trial locations or otherwise comply with clinical trial protocols;
●	diversion or prioritization of healthcare resources away from the conduct of clinical trials and towards the ongoing COVID-19 pandemic, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials, who, as healthcare providers, may have heightened exposure to COVID-19;
●	interruption of our clinical supply chain or key clinical trial activities, such as clinical trial site monitoring, due to travel restrictions imposed or recommended by governments, employers and others; and
●	limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people.

The ongoing COVID-19 pandemic continues to evolve. The extent to which the COVID-19 pandemic may impact our business continues to be highly uncertain and cannot be predicted with confidence.

If any of our future product candidates are ever tested in human subjects, they may not demonstrate the combination of safety and efficacy necessary to become approvable or commercially viable.

We have not conducted testing in human subjects of any product candidate resulting from our IMM-BCP-01 and IMM-ONC-01 programs or any other product candidate. We may ultimately discover that any product candidates we develop do not possess certain properties that we believe will be helpful for therapeutic effectiveness and safety. Similarly, although both IMM-BCP-01 and IMM-ONC-01 have exhibited encouraging results in preclinical research, it is possible that neither would demonstrate similar results in further research or exhibit the same properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result, we may never succeed in developing a marketable product. If the product candidates resulting from any of our future product candidates prove to be ineffective, unsafe or commercially unviable, our entire pipeline could have little, if any, value, which could require us to change our focus and approach to discovery and development, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

Our pursuit of IMM-BCP-01 presents specific risks not present for programs targeting other conditions.

Our work in our IMM-BCP-01 program is in early stages, and we may be unable to produce an antibody cocktail product candidate that successfully treats COVID19 or prevents infection from the SARS-CoV2 virus in a timely manner, if at all. Despite the proven applicability of a B-cell discovery platform in infectious diseases such as polio, we do not have extensive expertise in the development of therapeutics in infectious disease applications. We are also committing resources and personnel to the development of a potential antibody cocktail product candidate, which may cause delays in or otherwise negatively impact our other development programs. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable or against which our antibody cocktail, if developed, may not be partially or fully effective. Furthermore, even though we may report preliminary preclinical or other data that could appear to be positive, no assurance can be given that any product candidate we identify will be safe in humans or prove to be effective once trials commence. We will not be able to commercialize or market any antibody cocktail product candidate unless and until we are able to demonstrate that our antibody cocktail candidate is safe and effective in humans.

We are dependent upon the award from the DoD related to our IMM-BCP-01 Program. If the DoD were to eliminate, reduce or delay the funding for this award or disallow reimbursement of some of our incurred costs, we would have to fund these costs through other resources. In contracting with DoD, we are subject to various U.S. government contract requirements, which may limit reimbursement or may lead to termination of the contract if we are found to be in violation of such requirements. Additionally, the DoD may terminate our agreement for convenience upon 30 days’ notice to us. If the U.S. government terminates our award for its convenience, or if we default by failing to perform in accordance with the award schedule and terms, this could have a negative impact on our program. Finally, clinical trials are expensive to run. In any event, we are required to self-fund any program overages. We also do not know how changes in the U.S. government or their views on antibody therapeutics could impact the likelihood that our contract with DoD would be terminated before completion or our ability to apply for and receive additional funding from the U.S. government.

We are aware of a substantial number of companies, individuals and institutions that have developed a vaccine against SARS-CoV2 and treatments for COVID19, many of which have substantially greater financial, scientific and other resources than us, and another party may be successful in producing a vaccine against SARS-CoV2 or a more efficacious treatment for COVID19. Various government entities, including the U.S. government, are offering incentives, grants and contracts to encourage additional investment by commercial organizations into preventative and therapeutic agents against coronavirus, and this may have the effect of increasing the number of competitors and/or providing advantages to known competitors. The rapid expansion of development and production programs directed at COVID19 has also generated, and may continue to generate, a scarcity of manufacturing capacity among contract research organizations that provide cGMP materials for development and commercialization of biopharmaceutical products. Although we have engaged Abzena as our contract manufacturing and development organization to produce the antibody cocktail for clinical testing, we will need to engage with additional vendors to support our program, so this scarcity could impact us as we continue our efforts. We therefore may find that we experience significant delays or prohibitive costs in manufacturing any antibody cocktail product candidate. If the delays or costs associated with manufacturing of any antibody cocktail product candidate result in budget overages, we may need to self-fund the program.

In November 2021, we submitted an IND application for the IMM-BCP-01 program with the FDA. In March 2022, the FDA communicated that the clinical study can be initiated for our antibody cocktail for the treatment of SARS-CoV-2 following a brief clinical hold.

Additionally, the current and any future vaccine against SARS-CoV2 and treatments for COVID-19, and the status of infection rates, could negatively affect patient recruitment for our future clinical trials of our antibody cocktail product candidate in SARS-CoV2 and the clinical utility and success of our antibody cocktail product candidate may be compromised. Any of these entities may develop further COVID-19 vaccines or an alternative treatment that is more effective than any antibody cocktail product candidate that we may develop, develop a product that becomes the standard of care, develop alternative treatments at a lower cost or earlier than we are able to develop any antibody cocktail product candidate, or be more successful at commercializing a vaccine or alternative treatment than we are at commercializing any potential antibody cocktail product candidate. Accordingly, there can be no assurance that we will be able to successfully establish a competitive market share for our antibody cocktail product candidate, if any.

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

Clinical development has an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Our potential future product candidates related to our IMM-BCP-01 and IMM-ONC-01 programs are in preclinical development, and the risk of failure related to these potential product candidates is high. It is impossible to predict when or if any potential future product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of that product candidate in humans. Particularly with respect to our IMM-BCP-01 program, we may be unable to complete clinical development and testing while COVID-19 remains a global health threat. Clinical testing can take many years to complete, and its outcome is inherently uncertain. The results of preclinical studies and early clinical trials of any of our potential future product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of pharmaceutical companies have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials.

In November 2021, we submitted an IND application for the IMM-BCP-01 program with the FDA. In March 2022, the FDA communicated that the clinical study can be initiated for our antibody cocktail for the treatment of SARS-CoV-2 following a brief clinical hold. We expect to prepare and submit to the FDA an IND for the product candidate related to our IMM-ONC-01 program in the second half of 2022. Commencing any clinical trial is subject to finalizing the trial design and filing an IND with the FDA. Even after an IND is filed, the FDA could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials.

We may experience delays in completing our preclinical studies and initiating or completing clinical trials of our potential future product candidates. We do not know whether planned preclinical studies and clinical trials will be completed on schedule or at all, or whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Our development programs may be delayed for a variety of reasons, including delays related to:

●	inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation of clinical trials;
●	delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for clinical trials;
●	delays in developing suitable assays for screening patients for eligibility for trials with respect to certain product candidates;
●	delays in reaching agreement with the FDA, EMA or other regulatory authorities as to the design or implementation of our clinical trials;
●	reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
●	obtaining institutional review board, or IRB, approval at each clinical trial site;
●	recruiting suitable patients to participate in a clinical trial and having patients complete a clinical trial or return for post-treatment follow-up;
●	clinical trial sites, CROs or other third parties deviating from trial protocol or dropping out of a trial;
●	failure to perform in accordance with the FDA’s GCP requirements, or applicable regulatory guidelines in other countries;
●	any unresolved ethical issues associated with enrolling patients in clinical trials of our potential future product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles.
●	addressing patient safety concerns that arise during the course of a trial, including occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits; or
●	having inadequate supply or quality of product candidate components or materials or other supplies necessary for the conduct of our preclinical studies or clinical trials.

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

We may not be able to initiate or continue clinical trials for our potential future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities. The enrollment of patients depends on many factors, including:

●	the severity of the disease under investigation;
●	the patient eligibility criteria defined in the clinical trial protocol and the size of the patient population required for analysis of the trial’s primary endpoints;
●	the existence of approved vaccines, or ones available under Emergency Use Authorizations, may limit the overall number of COVID-19 positive patients;
●	the existence of approved antibody therapies, or ones available under Emergency Use Authorizations, for treating similar patient populations may limit recruitment into the clinical trial;
●	the willingness or availability (including legality under applicable COVID-19 shelter-in-place, stay-at-home or similar regulations) of patients to participate in our trials (including due to fears of contracting COVID-19 or preference for vaccination compared to enrollment in a clinical trial);
●	the proximity and availability of clinical trial sites for prospective patients;
●	the patient referral practices of physicians;
●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
●	clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating;
●	our ability to obtain and maintain patient consents; and
●	the risk that patients enrolled in clinical trials will drop out of the trials before completion.

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

Preliminary results from our preclinical studies and clinical trials that we announce or publish from time to time may change as more patient data becomes available and as the data undergoes audit and verification procedures.

From time to time, we may publish preliminary results from our preclinical studies and clinical trials. Interim results from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data could significantly affect our business prospects.

If we are unable to obtain approval via the accelerated approval pathway, we may be required to conduct additional preclinical studies or clinical trials. Even if we receive accelerated approval from the FDA, the FDA may seek to withdraw accelerated approval.

We may seek an accelerated approval development pathway for our product candidates (see “Expedited Development and Review Programs” section for discussion about the accelerated approval pathway.

If we choose to pursue accelerated approval, we intend to seek feedback from the FDA or will otherwise evaluate our ability to seek and receive such accelerated approval. After our evaluation of the feedback from the FDA or other factors, we may decide not to pursue or submit a BLA for accelerated approval or any other form of expedited development, review or approval. Furthermore, if we submit an application for accelerated approval, there can be no assurance that such application will be accepted or that approval will be granted on a timely basis, or at all. Particularly as it relates to our IMM-BCP-01 program, the existence of approved vaccines, or ones available under Emergency Use Authorizations, may cause the FDA to limit the number of additional accelerated approvals granted. The FDA also could require us to conduct further studies or trials prior to considering our application or granting approval of any type. We might not be able to fulfill the FDA’s requirements in a timely manner, which would cause delays, or approval might not be granted because our submission is deemed incomplete by the FDA.

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

A failure to obtain accelerated approval or any other form of expedited development, review or approval for a product candidate that we may choose to develop would delay our commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

We may not elect or be able to take advantage of any expedited development or regulatory review and approval processes available to product candidates granted breakthrough therapy or fast track designation by the FDA.

We intend to evaluate and discuss with the FDA on regulatory strategies that could enable us to take advantage of expedited development pathways for certain of our future product candidates. Potential expedited development pathways that we could pursue include breakthrough therapy and fast track designation (see discussion about those pathways in our “Expedited Development and Review Programs” section).

We cannot assure you that any of our particular future product candidates would be eligible for, or be granted, breakthrough therapy or fast track designation. Breakthrough therapy designation and fast track designation do not change the standards for product approval, and there is no assurance that such designation or eligibility will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the breakthrough therapy designation or fast track designation. Thus, even if we do receive breakthrough therapy or fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw breakthrough therapy or fast track designation if it believes that the product no longer meets the qualifying criteria. Our business may be harmed if we are unable to avail ourselves of, or to maintain, these or any other expedited development and regulatory pathways.

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

Even if regulatory approval is obtained for a product candidate, including the product candidates resulting from our IMM-BCP-01 and IMM-ONC-01 programs, we may not generate or sustain revenue from sales of the corresponding product. Market acceptance of our potential future product candidates will depend on, among other factors:

●	the timing of our receipt of any marketing and commercialization approvals and the terms of such approvals;
●	the safety and efficacy of our product candidates;
●	limitations or warnings contained in any labeling approved by the FDA or other regulatory authority;
●	relative convenience and ease of administration of our product candidates;
●	the availability of coverage and adequate government and third-party payor reimbursement and the pricing of our products, particularly as compared to alternative treatments; and
●	availability of alternative effective treatments for the disease indications our product candidates are intended to treat and the relative risks, benefits and costs of those treatments.

If any product candidate we commercialize fails to achieve market acceptance, it could have a material and adverse effect on our business, financial condition, results of operations and prospects.

If the market opportunities for our potential future product candidates are smaller than we believe they are, our future product revenues may be adversely affected, and our business may suffer.

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

Undesirable side effects caused by any potential future product candidate could cause regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. While we have not yet initiated clinical trials for product candidates resulting from our IMM-BCP-01 or IMM-ONC-01 programs or any potential future product candidate, it is likely that there will be side effects associated with their use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of these side effects. In such an event, our trials could be suspended or terminated, and the FDA or other regulatory authorities could order us to cease further development of or deny approval of a product candidate for any or all targeted indications. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may materially and adversely affect our business and financial condition and impair our ability to generate revenues.

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

In the event that any of our potential future product candidates receive regulatory approval and we or others identify undesirable side effects caused by one of these products, any of the following adverse events could occur, which could result in the loss of significant revenue to us and materially and adversely affect our results of operations and business:

●	regulatory authorities may withdraw their approval of the product, seize the product or additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof;
●	we may be required to recall the product, change the way the product is administered to patients, conduct additional preclinical studies or clinical trials or change the labeling of the product;
●	we may be sued, subject to fines, injunctions or the imposition of civil or criminal penalties; and
●	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication or a limitation on the indications for use or impose restrictions on the distribution in the form of a Risk Evaluation and Mitigation Strategy, or REMS, in connection with approval.

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

Additional regulatory burdens and other risks and uncertainties in foreign markets may limit our growth.

Our future growth may depend, in part, on our ability to develop and commercialize product candidates in foreign markets for which we may rely on strategic partnership with third parties. We will not be permitted to market or promote any product candidate before we receive regulatory approval from the applicable regulatory authority in a foreign market, and we may never receive such regulatory approval. To obtain separate regulatory approval in foreign countries, we generally must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of a product candidate, and we cannot predict success in these jurisdictions. If we obtain approval of any of our potential future product candidates and ultimately commercialize any such product candidate in foreign markets, we would be subject to risks and uncertainties, including the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements and the reduced protection of intellectual property rights in some foreign countries.

Our business entails a significant risk of product liability, which may not be sufficiently covered by our insurance.

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

From time to time, we may consider strategic transactions, such as collaborations, acquisitions of companies, asset purchases, joint ventures and out- or in-licensing of product candidates or technologies. For example, we will evaluate and, if strategically attractive, may seek to enter into collaborations, including with biotechnology or biopharmaceutical companies or hospitals. The competition for partners is intense, and the negotiation process is time-consuming and complex. If we desire to enter into strategic transactions but are not able to do so, we may not have access to required liquidity or expertise to further develop our potential future product candidates or our discovery engine. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. We may acquire additional technologies and assets, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business, but we may not be able to realize the benefit of acquiring such assets. Conversely, any new collaboration that we do enter into may be on terms that are not optimal for us. These transactions would entail numerous operational and financial risks, including:

●	exposure to unknown liabilities and higher-than-expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses; and
●	disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, including impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership.

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

We rely on third-party contract manufacturers for our preclinical and future clinical trial product materials and commercial supplies. We do not intend to produce any meaningful quantity of our future product candidates for preclinical and clinical development through our internal resources, and we do not currently own manufacturing facilities for producing such supplies. While we intend to try to avoid sole-source arrangements with any of our manufacturing, supply and testing vendors, it may not always be possible to do so. We cannot assure you that our preclinical or future clinical development product supplies and commercial supplies will not be limited or interrupted, especially with respect to any sole source third-party manufacturing and supply partners or will be of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements.

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

If we are unable to maintain or obtain third-party manufacturing for any product candidate, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Our or a third party’s failure to execute on our manufacturing requirements and comply with cGMP could adversely affect our business in a number of ways, including:

●	an inability to initiate or continue clinical trials of any product candidates then under development;
●	delay in submitting regulatory applications, or receiving regulatory approvals, for product candidates;
●	loss of the cooperation of a potential future partner;
●	subjecting third-party manufacturing facilities or our potential future manufacturing facilities to additional inspections by regulatory authorities; and
●	requirements to cease distribution or to recall batches of product candidates.

in the event of approval to market and commercialize a product candidate, an inability to meet commercial demands for our products. We may be unable to successfully scale manufacturing of our potential future product candidates in sufficient quality and quantity, which would delay or prevent us from developing product candidates and commercializing approved products, if any.

In order to conduct our research and development efforts, including clinical trials, for our potential future product candidates, we will need to manufacture large quantities of these product candidates. If the product candidates are commercialized, we will need to scale up our manufacturing efforts even further. We currently expect to continue to use third parties for our manufacturing needs, as we do not currently have, nor do we currently intend to establish, our own manufacturing capacity. Our manufacturing partners may be unable to successfully increase the manufacturing capacity for any potential future product candidate in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities and our manufacturers may fail to perform under their contracts with us, which could result in an unexpected need to change manufacturers. If we or our manufacturing partners are unable to successfully scale the manufacture of any of our product candidates or, if successful, products, in sufficient quality and quantity, the development, testing and clinical trials of that product candidate or product may be delayed or infeasible, and regulatory approval or commercial launch of any potential resulting product may be delayed or not obtained, which could significantly harm our business.

Our significant reliance on third-party vendors could impair our ability to implement our business plan.

We rely on, and expect to continue to rely on, third-party vendors for many aspects of our business. We depend on these third parties, and likely will continue to depend on them, to perform their obligations in a timely manner consistent with contractual and regulatory requirements. We may also need to rely on certain vendors as our sole source for manufacturing or other services, establishing additional or replacement sole source vendors, if required, may not be accomplished quickly. If we are unable to make arrangements with a vendor for a particular need, or maintain our relationship with that vendor, on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully or operate our business as we intend, which could harm our business, result of operations, financial condition and prospects.

Any inability to attract and retain qualified key management, technical personnel and employees would impair our ability to implement our business plan.

Our success largely depends on the continued service of key management, advisors and other specialized personnel. While we have a written employment agreement with our management team and each of our key employees, those employment arrangements are at-will and could be terminated at any time. The loss of one or more members of our executive team, management team or other key employees or advisors could delay our research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects. We do not currently maintain “key man” insurance on any of our executive officers.

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

As of December 31, 2021, we had 39 full-time employees. Our focus on the development of our potential future product candidates will require adequate staffing. We may need to hire and retain new employees to execute our future clinical development and manufacturing plans. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to advance our platform, develop our potential future product candidates or run our operations or to accomplish our objectives.

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

A cyber-attack or breach of our information technology systems could cause substantial costs, significant liabilities, harm to our brand and business disruption a material adverse effect on our business.

In connection with the Immunome discovery engine and efforts, we may collect and use a variety of personal data, such as name, mailing address, email addresses, phone number and clinical trial information. Although we have extensive measures in place to prevent the sharing and loss of patient data in our sample collection process associated with our discovery platform, any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state (e.g., state breach notification laws), federal (e.g., HIPAA, as amended by HITECH), and international law (e.g., the GDPR). We rely on information technology and other internal infrastructure systems that we or our third-party vendors operate to process, transmit and store electronic information in our day-to-day operations. The size and complexity of our information technology systems makes them vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy, systems failure or other significant disruption. Additionally, we are aware that hackers have recently been targeting healthcare organizations and businesses working to develop treatments for COVID-19 and vaccines against the SARS-CoV2 virus. Our work to develop a potential antibody cocktail product candidate may make us a more attractive target for a cyber-attack. A successful attack could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. We have invested in our systems and the protection and recoverability of our data to reduce the risk of an intrusion or interruption, and we monitor and test our systems on an ongoing basis for any current or potential threats. There can be no assurance that these measures and efforts will prevent future interruptions or breakdowns. If we or our third-party vendors fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to these systems, we or our third-party vendors could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows.

If we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected.

Our research, development and manufacturing involve the use of hazardous materials and various flammable and toxic chemicals. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. Although we believe our procedures for storing, handling and disposing of these materials in our facilities comply with the relevant guidelines of the Commonwealth of Pennsylvania and the Occupational Safety and Health Administration of the U.S. Department of Labor, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for substantial resulting damages. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of animals and biohazardous materials. Our workers’ compensation insurance may not provide adequate coverage against costs and expenses we may incur due to injuries to our employees resulting from the use of these materials. Our current environmental liability insurance covering certain of our facilities could be inadequate for all environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological or hazardous materials. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future.

We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

Our current laboratory operations are concentrated in one location, and we or the third parties upon whom we depend on may be adversely affected by natural or other disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our current business operations are concentrated in the greater Philadelphia area. Any unplanned event, such as flood, fire, explosion, extreme weather condition, medical epidemics, including any potential effects from the ongoing COVID-19 pandemic, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities or the manufacturing facilities of our third-party contract manufacturers, or lose our repository of blood-based and other valuable laboratory samples, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Natural disasters such as tornadoes, hurricanes, earthquakes, wildfires, floods or tsunamis or pandemics, such as the ongoing COVID-19 pandemic, could further disrupt our operations, and have a material negative impact on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plan we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business and financial condition.

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

In addition, under the OTA Agreement, we have a duty to disclose each invention that we conceive or reduce to practice in performing the agreement. If we fail to strictly follow these disclosure requirements, the U.S. government could receive a nonexclusive license to intellectual property developed under or outside the scope of this agreement to commercialize the prototype project. For each invention developed under this agreement, the U.S. government has a nonexclusive, nontransferable, irrevocable, paid-up license to practice or have practiced such invention on behalf of the U.S. government.

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

As the field of antibody-based therapeutics continues to mature, patent applications are being processed by national patent offices around the world. There is uncertainty about which patents will issue, and, if they do, when, to whom, and with what claims. In addition, third parties may attempt to invalidate our or our licensors’ intellectual property rights. Even if such rights are not directly challenged, disputes could lead to the weakening of our or our licensors’ intellectual property rights. Our defense against any attempt by third parties to circumvent or invalidate our intellectual property rights could be costly to us, could require significant time and attention of our management, and could have a material and adverse impact on our profitability, financial condition and prospects or ability to successfully compete.

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

We or our licensors, or any future strategic partners, may be party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to any potential future product candidates and technologies. In some instances, we may be required to indemnify our licensors for the costs associated with any such adversarial proceedings or litigation. Third parties may assert infringement claims in litigation or other adversarial proceedings against us, our licensors or our strategic partners based on existing patents or patents that may be granted in the future, regardless of their merit. A court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a material adverse impact on our ability to utilize the Immunome discovery engine or to commercialize any future product candidates. Further, we cannot guarantee that we will be able to successfully settle or otherwise resolve such adversarial proceedings or litigation. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or to continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in marketing our product candidates. If we, or our licensors, or any future strategic partners are found to infringe, misappropriate or violate a third-party patent or other intellectual property rights, we could be required to pay damages, including treble damages and attorney’s fees, if we are found to have willfully infringed. In addition, we, or our licensors, or any future strategic partners may choose to seek, or be required to seek, a license from a third party, which may not be available on commercially reasonable terms, if at all. Even if a license can be obtained on commercially reasonable terms, the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us, and we could be required to make substantial licensing and royalty payments. We also could be forced, including by court order, to cease utilizing, developing, manufacturing and commercializing the Immunome discovery engine or product candidates deemed to be infringing. We may be forced to redesign current or future technologies or products. Any of the foregoing could have a material adverse effect on our ability to generate revenue or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations.

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

Because the antibody therapeutics landscape is still evolving, it is difficult to conclusively assess our freedom to operate without infringing, misappropriating or violating third-party rights. There are numerous companies that have pending patent applications and issued patents broadly covering antibodies generally or covering antibodies directed against the same targets as, or targets similar to, those we are pursuing. Our competitive position may materially suffer if patents issued to third parties or other third-party intellectual property rights cover our current or future technologies product candidates or elements thereof or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize current or future technologies, product candidates unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our current or future technologies or product candidates. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our current or future technologies or product candidates. Additionally, claims in pending patent applications, subject to certain limitations, can be amended in a manner that could cover the Immunome discovery engine, our future product candidates, or the use of our technologies. If a third-party infringement claim should successfully be brought, we may be required to pay substantial damages or be forced to abandon our current or future technologies or product candidates or to seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

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

We consider trade secrets, including confidential and unpatented know-how, important to the maintenance of our competitive position. However, trade secrets and know-how can be difficult to protect. We protect and plan to protect trade secrets and confidential and unpatented know-how, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to such knowledge, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants under which they are obligated to maintain confidentiality and to assign their inventions to us. Despite these efforts, we may not obtain these agreements in all circumstances. Moreover, individuals with whom we have such agreements may breach such agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for any such breaches. We may also become involved in inventorship disputes relating to inventions and patents developed by our employees or consultants under such agreements. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret or securing title to an employee- or consultant-developed invention if a dispute arises, is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts in the United States and certain foreign jurisdictions disfavor or are unwilling to protect trade secrets. Further, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent that competitor from using the technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be materially and adversely harmed.

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

Our trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we use for name recognition by potential partners or customers in our markets of interest. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, and our business may be materially adversely affected. Additionally, while we own trademark registrations for the IMMUNOME mark, if such mark were challenged and found to be generic or merely descriptive, we could lose the ability to enforce our name against other parties, including competitors. Furthermore, if a party challenges our trademark rights in the IMMUNOME mark, we would need to expend resources defending our rights.

Intellectual property rights do not necessarily address all potential threats to our business.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business. The following examples are illustrative:

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

International data protection laws, including Regulation 2016/679, known as the General Data Protection Regulation, or GDPR, may also apply to health-related and other personal information obtained outside of the United States. The GDPR introduced new data protection requirements in the European Union, as well as potential fines for noncompliant companies of up to the greater of €20 million or 4% of annual global revenue. The regulation imposes numerous new requirements for the collection, use and disclosure of personal information and includes restrictions on cross-border data transfers. The GDPR will increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Further, national laws of member states of the EU are in the process of being adapted to the requirements under the GDPR, thereby implementing national laws which may partially deviate from the GDPR and impose different obligations from country to country, so that we do not expect to operate in a uniform legal landscape in the EEA. Also, as it relates to processing and transfer of genetic data, the GDPR specifically allows national laws to impose additional and more specific requirements or restrictions, and European laws have historically differed quite substantially in this field, leading to additional uncertainty. Finally, the United Kingdom’s vote in favor of exiting the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In addition, many state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways, are often not pre-empted by HIPAA, and may have a more prohibitive effect than HIPAA, thus complicating compliance efforts. California recently enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. It remains unclear what, if any, further modifications will be made to this legislation or how it will be interpreted. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. As currently written, the CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. See our discussion of those initiatives in the “Healthcare Reform” section.

Those new laws and initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our future customers and accordingly, our financial operations.

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

Healthcare providers, physicians and third-party payors, among others, will play a primary role in the prescription and recommendation of any product candidates for which we obtain marketing approval. Our current and future arrangements with third-party payors, providers and customers, among others, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include:

●	the federal Anti-Kickback Statute;
●	federal civil and criminal false claims laws and civil monetary penalties laws, including the federal False Claims Act;
●	HIPAA, as amended by HITECH, and their respective implementing regulations, including the Final Omnibus Rule;
●	the federal false statements statute;
●	the federal transparency requirements known as the federal Physician Payments Sunshine Act, created as part of ACA; and
●	analogous local, state and foreign laws and regulations.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2021, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials, which guidance continues to evolve. In April 2020, the FDA stated that its New Drug Program was continuing to meet program user fee performance goals, but due to many agency staff working on COVID-19 activities, it was possible that the FDA would not be able to sustain that level of performance indefinitely. As of June 23, 2020, the FDA noted it was conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. On July 10, 2020, the FDA announced its goal of restarting domestic on-site inspections during the week of July 20, 2020, but such activities will depend on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic.

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

Even if we receive marketing and commercialization approval of a product candidate, we will be subject to continuing regulatory requirements, including in relation to adverse patient experiences with the product and clinical results that are reported after a product is made commercially available, both in the United States and any foreign jurisdiction in which we seek regulatory approval. The FDA has significant post-market authority, including the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate safety risks related to the use of a product or to require withdrawal of the product from the market. The FDA also has the authority to require a Risk Evaluation and Mitigation Strategy, or a REMS, after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug or therapeutic biologic. The manufacturer and manufacturing facilities we use to make a future product, if any, will also be subject to periodic review and inspection by the FDA and other regulatory agencies, including for continued compliance with cGMP requirements. The discovery of any new or previously unknown problems with our third-party manufacturers, manufacturing processes or facilities may result in restrictions on the product, manufacturer or facility, including withdrawal of the product from the market. We intend to rely on third-party manufacturers, and we will not have control over compliance with applicable rules and regulations by such manufacturers. Any product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review. If we or our existing or future partners, manufacturers or service providers fail to comply with applicable continuing regulatory requirements in the United States or foreign jurisdictions in which we seek to market our products, we or they may be subject to, among other things, fines, warning letters, holds on clinical trials, delay of approval or refusal by the FDA to approve pending applications or supplements to approved applications, suspension or withdrawal of regulatory approval, product recalls and seizures, administrative detention of products, refusal to permit the import or export of products, operating restrictions, injunction, civil penalties and criminal prosecution.

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

Risks Related to Our Common Stock

Our stock price may be volatile, and purchasers of our common stock could incur substantial losses.

The trading price of our common stock following our IPO has been volatile, and it may continue to be volatile, with the trading price seeing significant increases and decreases from time to time. The market price for our common stock may be influenced by many factors, including the other risks described in this section, titled “Risk Factors. “In addition, the stock markets in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme volatility that has been often unrelated to the operating performance of the issuer, including very recently in connection with the ongoing COVID-19 pandemic, which has resulted in decreased or increased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. These broad market and industry factors and other adverse effects or developments relating to the ongoing COVID-19 pandemic, may seriously harm the market price of our common stock, regardless of our operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results, or financial condition.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Based on the beneficial ownership of our capital stock as of December 31, 2021, our executive officers and directors, together with holders of 5% or more of our capital stock and their respective affiliates, beneficially owned approximately 35.7% of our common stock on an as-converted basis. As a result, these stockholders, if acting together, have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale discussed in this Annual Report lapse, the trading price of our common stock could decline. At December 31, 2021, we have outstanding a total of 12,110,373 shares of common stock, assuming no exercise of any warrants to purchase shares of common stock. However, warrant holders have started to exercise their warrants and we expect this to continue in the future. Of these shares, only the shares of common stock sold in the IPO have been freely tradable without restriction in the public market.

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

We expect that significant additional capital may be needed in the future to continue our planned operations, including further development of the Immunome discovery engine, preparing IND filings, conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. In this regard, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on October 14, 2021, pursuant to which we may issue from time to time securities with an aggregate value of up to $200.0 million in one or more offerings at prices and terms to be determined at the time of sale, including one or more “at the market” offerings pursuant to the ATM Agreement (as defined below) with Jefferies Group LLC (which provides that, upon the terms and subject to certain conditions and limitations therein, we may elect, from time to time, to offer and sell common shares under the registration statement having an aggregate offering price of up to $75.0 million through Jefferies Group LLC). If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

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

As of December 31, 2021, we had federal and state net operating loss carryforwards of $68.8 million and $69.2 million, respectively, which are available to reduce future taxable income. Federal net operating loss carryforwards of $21.5 million and $12.3 million generated in 2021 and 2020, respectively, will be limited to offset 80% of our taxable income for taxable years beginning after December 31, 2021. Certain federal and state net operating loss carryforwards expire at various dates through 2040. As of December 31, 2021, we had cumulative federal R&D tax credits of $2.0 million. These tax credit carryforwards will expire at various dates through 2040.

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

We have previously identified material weaknesses in our internal control over financial reporting, which have since been remediated. If we experience future material weaknesses or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations.

In connection with our preparation and the audits of our financial statements as of and for the year ended December 31, 2020, we and our auditor identified material weaknesses as defined under the Exchange Act and by the Public Company Accounting Oversight Board in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses that we identified related to the lack of review of journal entries, lack of timely and effective review of financial statement account balances and our lack of maintaining a sufficient complement of personnel commensurate with our accounting and reporting requirements.

We initiated several steps to evaluate and implement measures designed to improve our internal control over financial reporting in order to remediate the control deficiencies noted above. These steps include hiring a Chief Financial Officer, a Corporate Controller, and a Finance Manager who are responsible for the preparation and review of the Company’s financial statements and related disclosures. In addition, we enhanced our reporting process, thereby reducing the risk of undetected errors, by (i) implementing a monthly financial statement close process that includes formal review of financial statement account balances and journal entries, and (ii) creating a disclosure committee consisting of key executives and accounting personnel who review the Company’s financial statements and related disclosures on a quarterly basis. As a result of these efforts, the Company determined that the material weaknesses were remediated and our internal control over financial reporting was effective as of December 31, 2021.

If, in the future, we identify further material weaknesses in our internal controls over financial reporting, we may not detect errors on a timely basis, and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company, we will be required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The Nasdaq Global Select Market or other adverse consequences that would materially harm our business. In addition, we could become subject to investigations by Nasdaq, the SEC, and other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation and our financial condition, or divert financial and management resources from our core business.

An independent registered public accounting firm has not performed an evaluation of our internal control over financial reporting in accordance with the provision of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, because no such evaluation has been required. Had an independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, material weaknesses may have been identified.

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

The choice of forum provision in our certificate of incorporation limits our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease 11,000 square feet of office and laboratory space in Exton, Pennsylvania under a lease that expires on March 31, 2024. We believe the leased space is sufficient to meet our immediate facility needs, and that any additional space we may require will be available on commercially reasonable terms.

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

Holders

As of March 22, 2022, the Company had approximately 68 record holders of its common stock. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other nominees.

Dividends

The Company has not declared or paid any dividends since its inception, nor does it expect to pay dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” will be filed in the Company’s definitive proxy statement for the 2022 annual meeting of stockholders and is incorporated herein by reference.

Recent Sales of Unregistered Securities

Set forth below is information regarding securities issued by us in 2021 that were not registered under the Securities Act. Also included is the consideration received by us for such securities and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

On April 26, 2021, we issued (a) an aggregate of 1,000,000 shares of our common stock and (b) warrants to purchase an aggregate of 500,000 shares of our common stock, at a combined purchase price of $27.00 per unit (the “Offering”). Each unit consists of one share of common stock and a warrant to purchase one half of a share of common stock. The warrants have an exercise price of $45.00 per share (subject to adjustment) and are exercisable for a period of three years following the closing of the Offering. The total gross proceeds of the Offering were $27.0 million.

In connection with the Offering, pursuant to an Engagement Letter, dated April 9, 2021, between us and Ladenburg Thalmann & Co. Inc. (“Ladenburg”), we paid Ladenburg $0.4 million.

The securities under the Purchase Agreement were offered and sold and will be offered and sold in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state law.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in or implied by these forward-looking statements. You should carefully read the “Risk Factors” section of this Annual Reports to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

Overview

Since our inception in 2006, we have devoted substantially all our resources to research and development, raising capital, building our management team and building our intellectual property portfolio. To date, we have financed our operations primarily through the sale of our common stock, Series A convertible preferred stock and warrants and convertible promissory notes. In addition, in July 2020, the Company entered into an Other Transaction Authority for Prototype Agreement (OTA Agreement), with the Department of Defense (DoD) to fund the Company’s efforts in developing an antibody cocktail therapeutic to treat COVID-19. The amount of funding available to the Company under this expense reimbursement contract was $13.3 million. In May 2021, the Company and the DoD amended the OTA Agreement, pursuant to which the DoD award was increased from $13.3 million to $17.6 million.

We are a development stage company, and all of our programs are in a preclinical stage of development. To date, we have not generated any revenue from product sales and do not expect to generate revenue from the sale of products for the foreseeable future. Since inception we have incurred significant operating losses. Our net losses were $24.7 million and $17.8 million, net of DoD reimbursement of $15.2 million and $1.7 million for the years ended December 31, 2021 and 2020, respectively. The remaining available expense reimbursement under the OTA Agreement is $0.2 million as of December 31, 2021.

As of December 31, 2021, we had a cash balance of $49.2 million. We expect to continue to incur losses for the foreseeable future. We expect to continue to incur significant expenses and increasing operating losses in connection with ongoing research and development activities related to our portfolio of programs as we continue our preclinical development of product candidates; advance these product candidates toward clinical development; further develop our product candidates; continue to perform research activities as we seek to discover and develop additional product candidates; carry out maintenance, expansion, enforcement, defense, and protection of our intellectual property portfolio; and hire research and development, clinical and administrative personnel. If we cannot obtain the necessary funding on favorable terms, if at all, we will need to delay, scale back or eliminate some or all of our research and development programs. We would consider other various strategic alternatives, including a merger or sale of the Company; or cease operations. If we engage in collaborations, we may receive lower consideration upon commercialization of such products than if we had not entered into such arrangements or if we entered into such arrangements at later stages in the product development process. We currently have no sources of revenue, and our ability to continue as a going concern is dependent on our ability to raise capital to fund our present and future business plans. Additionally, volatility in the capital markets, the competitive landscape and general economic conditions in the United States may be a significant obstacle to raising the required funds.

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

Through December 31, 2021, we raised an aggregate of $124.9 million in gross proceeds from sales of our common stock, Series A convertible preferred stock and warrants, warrant exercises, the issuance of convertible promissory notes, and the PPP loan. On October 1, 2021, we entered into a new Open Market Sale Agreement (“ATM Agreement”) with Jefferies Group LLC, which provides that, upon the terms and subject to the conditions and limitations in the ATM Agreement, the Company may elect, from time to time, to offer and sell common shares having an aggregate offering price of up to $75.0 million through Jefferies Group LLC acting as sales agent. The Company has not yet sold any shares under the ATM Agreement.

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

We expect that our cash as of December 31, 2021 will be sufficient to fund our operations at least 12 months from the filing date of this Annual Report on Form 10-K, including our planned Phase 1b studies for IMM-BCP-01 and IMM-ONC-01. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner than we currently expect. See “— Liquidity and capital resources.” Due to the numerous risks and uncertainties associated with the research and development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

Our Lead Discovery Programs

SARS-CoV-2 (“IMM-BCP-01”)

We are actively developing an antibody cocktail, comprising a combination of three effective anti-viral antibodies derived from the B cells of COVID-19 “super-responders.” The immune system employs multiple viral clearance mechanisms to fight SARS-CoV-2 infection. IMM-BCP-01 targets non-overlapping regions of the Spike protein of SARS-CoV-2 which include highly conserved, subdominant epitopes. The cocktail promotes both ACE2 and non-ACE2 dependent neutralization and induces natural viral clearance mechanisms such as antibody dependent cellular cytotoxicity, complement activation and phagocytosis. If successful, we expect that our antibody cocktail product candidate could be used both as a treatment for individuals who have contracted SARS-CoV-2 and as a prophylactic to offer protection against the virus for individuals who are at risk of contracting SARS-CoV-2. We are conducting this program in collaboration with the DoD, which has asserted that this platform may be of strategic importance, due to its potential use in the current COVID-19 pandemic as well as in future viral outbreaks. The IMM-BCP-01 program is broadly focused on the emerging variants of SARS-CoV-2. We submitted an IND application for the IMM-BCP-01 program to the FDA in November 2021. In March 2022, the FDA communicated that the clinical study can be initiated for our antibody cocktail for the treatment of SARS-CoV-2 following a brief clinical hold.

Oncology (“IMM-ONC-01”)

Our lead oncology program is focused on IL-38, which we believe is a novel, tumor-derived immune checkpoint capable of promoting evasion of the immune system. IL-38 was identified as the target of an antibody isolated from a hybridoma library generated from the memory B cells of a patient with squamous head and neck cancer. Query of public and proprietary databases of cancer patient data suggest overexpression of IL-38, based on mRNA expression in multiple solid tumors. Further, a correlation with low levels of tumor-infiltrating T cells, a hallmark of immune suppression in some of these patients’ tumors, was also observed suggesting a role for IL-38 as an immune checkpoint. Data obtained from preclinical testing indicate that blocking IL-38 function using inhibitory antibodies increase the immune response to the tumor and result in anti-tumor activity in select animal models, suggesting that anti-IL-38 antibodies could have therapeutic utility as single agents or in combination with other therapeutic modalities. Our recent analysis further confirms elevated IL-38 expression in samples of specific patient tumor subtypes, such as head and neck and gastroesophogeal, show high frequency of occurrence based on mRNA expression. We believe that this information will help guide the selection of patient cohorts for clinical testing, thereby improving the probability of clinical success. We plan to submit our IND application for the IMM-ONC-01 program with the FDA in the second half of 2022.

COVID-19 Pandemic

In response to the COVID-19 pandemic, we have taken, and continue to take, proactive measures to prioritize health and safety, including of our employees and other personnel. These measures included establishing a work-from-home policy for our employees, other than those performing or supporting business-critical operations and implementing stringent safety measures designed to comply with applicable federal, state and local guidelines. We have begun to implement a back-to-work policy; our approach to transitioning back to the office is tailored to the role of each team member and evolves as the specific conditions associated with the COVID-19 pandemic continue to evolve. We will continue to monitor guidance and regulations from the Centers for Disease Control and local health authorities and will adjust our onsite rules and policies in accordance with this guidance and regulations.

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

The effect of the ongoing COVID-19 pandemic on our projected research and development timelines and activities is uncertain. Notwithstanding the measures taken, the future impact of COVID-19, including its variants, on our industry, the healthcare system and our current and future operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. See “Risk Factors” in our Annual Report on Form 10-K and elsewhere in our filings with the SEC for a discussion of the potential adverse impact of COVID-19 on our business, results of operations and financial condition.

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

In July 2020, we entered into an Other Transaction Authority for Prototype Agreement (the OTA Agreement) with the DoD to fund our efforts in developing Biosynthetic Convalescent Plasma (BCP) to treat COVID-19. The OTA Agreement was modified in May 2021 to increase such funding. In connection with the OTA Agreement, we record expense reimbursements received from the DoD as contra-research and development expenses in the same period the underlying expenses are incurred.

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

Interest expense, net

Interest expense, net consists of interest expense related to our equipment loans payable, offset by interest income earned on our cash.

Other income

In April 2020, the Company received a $0.5 million loan, or the PPP Loan, pursuant to the Paycheck Protection Program, or the PPP, under the Coronavirus Aid, Relief, and Economic Security Act implemented by the U.S. Small Business Administration. The loan was forgiven on May 21, 2021 and recorded as other income on the income statement.

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

Comparison of the years ended December 31, 2021 and 2020.

	YEAR ENDED
	DECEMBER 31,
	2021	2020	Change

	(in thousands)
Operating expenses:
Research and development	$14,110	$7,486	$6,624
General and administrative	11,094	4,775	6,319
Total operating expenses	25,204	12,261	12,943
Loss from operations	(25,204)	(12,261)	(12,943)
Other income (expenses):
Other income	503	—	503
Change in fair value of warrant liability	—	(5,538)	5,538
Interest expense, net	(10)	(38)	28
Total other income (expenses)	493	(5,576)	6,069
Net loss	$(24,711)	$(17,837)	$(6,874)

Research and development expenses

Research and development expenses were $14.1 million and $7.5 million, net of DoD reimbursement of $15.2 million and $1.7 million for the years ended December 31, 2021 and 2020, respectively.

Research and development expensed increased by $6.6 million for the year ended December 31, 2021. This increase is primarily as a result of $17.0 million increase in supplies and outsourced services and an increase of $3.0 million in personnel related costs due to an increase in headcount and stock-based compensation. Of this $6.6 million increase in research and development expenses, $13.5 million was offset due to an increase in contra-research and development expense for the year ended December 31, 2021. Contra-research and development expenses offset the expenses recognized in the period for the OTA Agreement.

Research and development expenses are expected to increase as we continue our current research programs, initiate new research programs, continue our preclinical development of product candidates and conduct future clinical trials for any of our product candidates.

General and administrative expenses

General and administrative expenses increased by $6.3 million from $4.8 million for the year ended December 31, 2020 to $11.1 million for the year ended December 31, 2021. This increase is primarily as a result of a $3.2 million increase in personnel-related costs due to an increase in headcount and stock-based compensation and $3.0 million increase in professional fees, consulting services, insurance and legal expenses to support our operations as a public company.

Change in fair value of warrant liability

For the year ended December 31, 2020, we recognized a non-cash charge of $5.5 million due to the change in the fair value of the convertible preferred stock warrant liability. The warrants became exercisable for shares of common stock upon the completion of the IPO in October 2020 and reclassified to equity. As such, there was no change in fair value of warrant liability in 2021.

Other Income

Other income, of $0.5 million, primarily consists of the forgiveness of the PPP Loan. There was no such income for the year ended December 31, 2020.

Interest expense, net

Interest expense, net consists of interest expense related to our long-term debt, capital lease obligations and equipment loan payables offset by interest income related to our cash.

Liquidity and capital resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and, if successful, the clinical development of our programs. To date, we have funded our operations primarily with proceeds from the sales of common stock, preferred stock and warrants, the convertible promissory notes and the PPP Loan. Through December 31, 2021, we raised an aggregate of $124.9 million in gross proceeds from sales of our common stock, Series A convertible preferred stock and warrants, warrant exercises, the issuance of convertible promissory notes, and the PPP loan. As of December 31, 2021, we had $49.2 million in cash. The Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on October 14, 2021, pursuant to which the Company may issue from time-to-time securities with an aggregate value of up to $200.0 million. In October 2021 the Company entered into an Open Market Sale Agreement (“ATM Agreement”) with Jefferies Group LLC, which provides that, upon the terms and subject to the conditions and limitations in the ATM Agreement, the Company may elect, from time to time, to offer and sell common shares under the registration statement having an aggregate offering price of up to $75.0 million through Jefferies Group LLC acting as sales agent. The Company has not yet sold any shares under the ATM Agreement.

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

Cash flows

The following table summarizes our sources and uses of cash for the years ended December 31, 2021 and 2020:

	YEARS ENDED
	DECEMBER 31,
	2021	2020

	(in thousands)
Cash used in operating activities	$(18,226)	$(12,134)
Cash used in investing activities	(79)	(586)
Cash provided by financing activities	27,768	49,943
Net increase in cash and cash equivalents and restricted cash	$9,463	$37,223

Operating activities

Net cash used in operating activities for the year ended December 31, 2021 was $18.2 million, consisting primarily of our net loss of $24.7 million and increases of prepaid expenses and other assets of $4.2 million, offet by net noncash charges of $3.7 million for depreciation and amortization expense, share-based compensation expense, and forgiveness of PPP loan, and an increase in accounts payable and accrued expenses and other liabilities of $7.0 million due to our growth in expenditures.

Net cash used in operating activities for the year ended December 31, 2020 was $12.1 million, consisting primarily of our net loss of $17.8 million and increases of prepaid expenses and other assets of $2.4 million, offset by noncash charges of $6.9 million for depreciation and amortization expense, share-based compensation expense and change in fair value of warrant liability and an increase in accounts payable and accrued expenses and other liabilities of $1.2 million due to our growth in expenditures.

Investing activities

During the years ended December 31, 2021 and 2020, we used $0.1 million and $0.6 million, respectively, for the purchase of property and equipment.

Financing activities

During the year ended December 31, 2021, cash provided by financing activities was $27.8 million, consisting primarily of $26.7 million of net proceeds received from the private investment in public equity (PIPE) funding, $1.4 million of proceeds from the exercise of common stock warrants and stock options, offset by $0.2 million of offering costs in connection with the Company’s shelf registration statement and $0.1 million for payments related to our equipment loan payable.

During the year ended December 31, 2020, cash provided by financing activities was $49.9 million, consisting primarily of $38.9 million of net proceeds received from our IPO, $11.0 million of net proceeds received from the issuance of our Series A convertible preferred stock and $0.5 million received from the PPP loan, offset by $0.5 million for payments related to our capital lease obligations and equipment loan payable.

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

We expect that our existing cash at December 31, 2021 will enable us to fund our current and planned operating expenses and capital expenditures at least 12 months from the filing date of this Annual Report on Form 10-K. The Company will need additional financing to support its continuing operations and pursue its development strategy. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner that we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

Our future funding requirements will depend on many factors including:

●	the costs of continuing to develop our discovery engine;
●	the costs of acquiring licenses, should we choose to do so, for the expansion of product development;
●	the scope, progress, results, and costs of discovery, preclinical development, laboratory testing, manufacturing and clinical trials for the product candidates we may develop;
●	the reimbursement of research and development expenses in connection with the OTA Agreement;
●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims and the success of our intellectual property portfolio;
●	the costs, timing, and outcome of regulatory review of the product candidates we may develop;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, distribution, coverage and reimbursement for any product candidates for which we receive regulatory approval;
●	the success of our license agreements and our collaborations;
●	our ability to establish and maintain additional collaborations on favorable terms, if at all;
●	the achievement of milestones or occurrence of other developments that trigger payments under any additional collaboration agreements we obtain;
●	the extent to which we acquire or in-license products, intellectual property, and technologies; and
●	the costs of operating as a public company.

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

Share-based compensation

We recognize the grant-date fair value of share-based awards issued as compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period of the award. The fair value of stock options is estimated at the time of grant using the Black-Scholes option pricing model, which requires the use of inputs and assumptions such as the estimated fair value of the underlying common stock, exercise price of the option, expected term, risk-free interest rate, expected volatility and dividend yield.

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

Accrued research and development expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders and communicating with personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us on a pre-determined schedule or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of these estimates with the service providers and make adjustments, if necessary. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

Recently issued accounting standards

In February 2016, the FASB issued ASC Topic 842, Leases, (Topic 842). This standard requires all entities that lease assets with terms of more than 12 months to capitalize the assets and related liabilities on the balance sheet. As the Company has elected to use the extended transition period for complying with new or revised accounting standards as available under the JOBS Act, the standard is effective for the Company beginning January 1, 2022, with early adoption permitted. The Company expects to adopt ASC 842 effective January 1, 2022 using the modified retrospective approach. The Company expects to elect the package of practical expedients available for existing contracts, which will allow us to carry forward our historical assessments of lease identification, lease classification, and initial direct costs. The Company also expects to elect a policy to not apply the recognition requirements of ASC 842 for short-term leases. The Company expects to recognize a right-of-use asset and lease liability of $0.2 million, respectively, on January 1, 2022, which is related to our facility operating lease (Note 8).

In November 2021, the FASB issued ASU Topic 832, Disclosures by Business Entities about Government Assistance (“Topic 832”). This standard requires disclosures about transactions with a government that have been accounted for by analogizing to a grant or contribution accounting model to increase transparency about the types of transactions, the accounting for the transactions, and the effect of the transactions on an entity’s financial statements. The effective date of Topic 832 is for financial statements issued for annual periods beginning after December 15, 2021. The Company is currently evaluating the effect Topic 832 will have on its financial statements and related disclosures.

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

The information required by this Item is set forth on pages 90 through 110 hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of December 31, 2021, our disclosure controls and procedures were effective as of December 31, 2021 to ensure the timely disclosure of required information in our SEC filings.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. The Company’s internal control over financial reporting is a process designed, as defined in Rule 13a-15(f) under the Exchange Act, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting is supported by written policies and procedures that:

-	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;
-	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and
-	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) that occurred during the year ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as follows:

Material Weakness Remediation

As previously reported, management recognized that the Company had material weaknesses in its internal control over financial reporting as of December 31, 2020. The material weaknesses that we identified related to the lack of review of journal entries, lack of timely and effective review of financial statement account balances and our lack of maintaining a sufficient complement of personnel commensurate with our accounting and reporting requirements.

Management determined that the deficiencies could have potentially resulted in a material misstatement of the financial statements in a future annual or interim period that would not be prevented or detected. Therefore, the deficiencies constituted material weaknesses in internal control.

We initiated several steps to evaluate and implement measures designed to improve our internal control over financial reporting in order to remediate the control deficiencies noted above. These steps include hiring a Chief Financial Officer, a Corporate Controller, and a Finance Manager who are responsible for the preparation and review of the Company’s financial statements and related disclosures. In addition, we enhanced our reporting process thereby reducing the risk of undetected errors by (i) implementing a monthly financial statement close process that includes formal review of financial statement account balances and journal entries, and (ii) creating a disclosure committee consisting of key executives and accounting personnel who review the Company’s financial statements and related disclosures on a quarterly basis.

As a result of these efforts, the Company determined that the material weaknesses were remediated and our internal control over financial reporting was effective as of December 31, 2021.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2022 annual meeting of stockholders.

Item 11. Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2022 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2022 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2022 annual meeting of stockholders.

Item 14. Principal Accountant’s Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2022 annual meeting of stockholders.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

See Index to the Financial Statements on page 90 of this Annual Report.

(a)(2) Financial Statement Schedules

None, as all information required in these schedules is included in the Notes to the Financial Statements.

(a)(3) Exhibits

See Exhibit Index or Page 111 of this Annual Report.

Immunome, Inc.

Report of independent registered public accounting firm

To the Stockholders and the Board of Directors of Immunome, Inc.

Opinion on the financial statements

We have audited the accompanying balance sheets of Immunome, Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

March 28, 2022

We have served as the Company’s auditor since 2019.

Immunome, Inc.

Balance sheets

(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$49,229	$39,766
Prepaid expenses and other current assets	7,409	3,128
Total current assets	56,638	42,894
Property and equipment, net	855	1,531
Restricted cash	100	100
Deferred offering costs	332	-
Total assets	$57,925	$44,525
Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,077	$1,187
Accrued expenses and other current liabilities	6,651	1,372
Current portion of long-term debt	—	366
Current portion of equipment loan payable	—	113
Total current liabilities	9,728	3,038
Equipment loan payable, net of current portion		-
Long-term debt, net of current portion	—	134
Deferred rent	12	8
Total liabilities	9,740	3,180
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 12,110,373 shares issued and outstanding at December 31, 2021 and 10,634,245 shares issued and outstanding at December 31, 2020	1	1
Additional paid-in capital	127,289	95,738
Accumulated deficit	(79,105)	(54,394)
Total stockholders’ equity (deficit)	48,185	41,345
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$57,925	$44,525

The accompanying notes are an integral part of these financial statements.

Immunome, Inc.

Statements of operations

(in thousands, except share and per share amounts)

	Year ended December 31,
	2021	2020
Operating expenses:
Research and development	$14,110	$7,486
General and administrative	11,094	4,775
Total operating expenses	25,204	12,261
Loss from operations	(25,204)	(12,261)
Other income (expenses):
Change in fair value of warrant liability	—	(5,538)
Other income	503	—
Interest expense, net	(10)	(38)
Total other expenses	493	(5,576)
Net loss	$(24,711)	$(17,837)
Per share information:
Net loss per common share, basic and diluted	$(2.14)	$(5.26)
Weighted-average common shares outstanding, basic and diluted	11,538,668	3,389,592

The accompanying notes are an integral part of these financial statements.

Immunome Inc.

Statements of changes in convertible preferred stock and stockholders’ equity (deficit)

(in thousands, except share amounts)

	Convertible preferred stock		Stockholders’ equity (deficit)
	Series A		Common stock		Additional
					paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at January 1, 2020	4,443,259	$38,894	1,099,270	$—	$927	$(36,557)	$(35,630)
Sale of Series A convertible preferred stock and warrants with a fair value of $1,522, net of $49 of issuance costs	1,226,925	9,475		—	—	—	—
Conversion of Series A convertible preferred stock upon IPO	(5,670,184)	(48,369)	5,670,184	1	48,368	—	48,369
Conversion of liability-classified warrants upon IPO	—	—	—	—	7,060	—	7,060
Sale of common stock in connection with IPO, net of $6,108 of issuance costs	—	—	3,737,500	—	38,742	—	38,742
Share-based compensation expense	—	—	—	—	621	—	621
Exercise of stock options	—	—	127,291	—	20	—	20
Net loss	—	—	—	—	—	(17,837)	(17,837)
Balance at December 31, 2020	—	—	10,634,245	1	95,738	(54,394)	41,345
Sale of common stock and common stock warrants, net of $559 in offering costs	—	—	1,014,115	—	26,666	—	26,666
Share-based compensation expense	—	—	—	—	3,448	—	3,448
Exercise of common stock warrants	—	—	200,979	—	1,338	—	1,338
Exercise of stock options and vesting of restricted stock	—	—	261,034	—	99	—	99
Net loss	—	—	—	—	—	(24,711)	(24,711)
Balance at December 31, 2021	—	$—	12,110,373	$1	$127,289	$(79,105)	$48,185

The accompanying notes are an integral part of these financial statements.

Immunome Inc.

Statements of cash flows

(in thousands)

	Year ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(24,711)	$(17,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	755	755
Share-based compensation	3,448	621
Change in fair value of warrant liability	—	5,538
Deferred rent	4	(2)
Forgiveness of PPP Loan	(500)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,281)	(2,411)
Accounts payable	1,780	504
Accrued expenses and other current liabilities	5,279	698
Net cash used in operating activities	(18,226)	(12,134)
Cash flows from investing activities:
Purchases of property and equipment	(79)	(586)
Net cash used in investing activities	(79)	(586)
Cash flows from financing activities:
Proceeds from exercise of stock options	99	20
Proceeds from exercise of common stock warrants	1,338	—
Proceeds from long-term debt	—	500
Proceeds from sale of common stock and common stock warrants	27,225	44,850
Payment of issuance costs related to the sale of common stock and common stock warrants	(559)	(5,973)
Proceeds from the sale of Series A convertible preferred stock	—	11,046
Payment of Series A convertible preferred stock issuance costs	—	(49)
Payment of equipment loan payable	(113)	(212)
Payment of capital lease obligations	—	(239)
Payment of offering costs	(222)	—
Net cash provided by financing activities	27,768	49,943
Net increase in cash and cash equivalents and restricted cash	9,463	37,223
Cash and cash equivalents and restricted cash at beginning of year	39,866	2,643
Cash and cash equivalents and restricted cash at end of year	$49,329	$39,866
Supplemental disclosures of cash flow information:
Cash paid for interest	$14	$29
Supplemental disclosures of non-cash investing and financing activities:
Conversion of Series A convertible preferred stock upon IPO	$—	$48,369
Offering costs included in accounts payable	$110	$135
Fair value of liability-classified warrants issued in connection with Series A convertible preferred stock	$—	$1,522
Conversion of liability-classified warrants upon IPO	$—	$7,060

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

Since its inception, the Company has devoted substantially all its resources to research and development, raising capital, building its management team and building its intellectual property portfolio. The Company is subject to risks and uncertainties common to early-stage companies in the biopharmaceutical industry including, but not limited to, risks associated with the successful research, development and manufacturing of product candidates, uncertain results of preclinical and clinical testing, development by competitors of new technological innovations, dependence on key personnel and third-party vendors, protection of proprietary technology, compliance with government regulations, regulatory approval of product candidates and the ability to secure additional capital to fund operations.

Liquidity

The Company has incurred net losses since inception, including net losses of $24.7 million and $17.8 million for the years ended December 31, 2021 and 2020, respectively, and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its potential product candidates. As of December 31, 2021 and 2020, the Company had an accumulated deficit of $79.1 million and $54.4 million, respectively. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.

On October 6, 2020, the Company closed its IPO, in which the Company issued and sold 3,250,000 shares of its common stock at a public offering price of $12.00 per share. On October 13, 2020, the underwriters exercised their option to purchase an additional 487,500 shares of the Company’s common stock at a purchase price of $12.00 per share. The Company received net proceeds of $41.7 million after deducting underwriting discounts and commissions of $3.1 million but before deducting other offering expenses. On April 28, 2021, the Company sold 1,000,000 units, each consisting of one share of the Company’s common stock and one warrant to purchase one-half a share of common stock in a private placement at a price of $27.00 per unit for net proceeds of $26.4 million. The Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on October 14, 2021, pursuant to which the Company may issue from time-to-time securities with an aggregate price of up to $200.0 million. On October 1, 2021 the Company entered into a new Open Market Sale Agreement (“ATM Agreement”) with Jefferies Group LLC, which provides that, upon the terms and subject to the conditions and limitations in the ATM Agreement, the Company may elect, from time to time, to offer and sell shares of common stock under the registration statement having an aggregate offering price of up to $75.0 million through Jefferies Group LLC acting as sales agent. The Company has not yet sold any shares under the ATM Agreement.

The Company expects that its cash as of December 31, 2021 will be sufficient to fund its operations for at least 12 months from the filing date of this Annual Report on Form 10-K. Beyond that date, the Company will need additional financing to support its continuing operations and pursue its growth strategy.

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

Operations of the Company are subject to certain risks and uncertainties including various internal and external factors that will affect whether and when the Company’s product candidates become approved drugs and how significant their market share will be, some of which are outside of the Company’s control. The length of time and cost of developing and commercializing these product candidates and/or failure of them at any stage of the drug approval process will materially affect the Company’s financial condition and future operations. On March 11, 2020, the World Health Organization characterized the novel COVID-19 virus as a global pandemic. Although there is significant uncertainty as to the likely effects this disease may have in the future, to date, there has not yet been a significant impact to the Company’s operations or financial statements.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the fair value of the Company’s common stock prior to its IPO, in connection with share-based compensation arrangements, the expected volatility used to estimate fair value of common stock, services performed but not billed relating to research and development contracts, and services performed on research and development advanced payments. Estimates and assumptions are periodically reviewed in-light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from these estimates.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of standard checking accounts and a money market account. The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Restricted cash

Restricted cash represents collateral provided for a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate facilities. This lease expires in 2024; at which time, the cash will be released from restriction. Restricted cash was $100,000 at both December 31, 2021 and 2020. The following table provides a reconciliation of the components of cash and cash equivalents and restricted cash reported in the Company’s balance sheets to the total of the amount presented in the statements of cash flows:

(in thousands)	December 31, 2021	December 31, 2020
Cash and cash equivalents	$49,229	$39,766
Restricted cash	100	100
	$49,329	$39,866

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. Periodically, the Company may maintain deposits in financial institutions in excess of government insured limits. Management believes that the Company is not exposed to significant credit risk as the Company’s deposits are held at financial institutions that management believes to be of high credit quality, and the Company has not experienced any losses on these deposits.

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

Impairment of long-lived assets

The Company evaluates its long-lived assets, which consist primarily of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment losses recognized during the years ended December 31, 2021 and 2020.

Equity issuance costs

The Company capitalizes costs that are directly associated with in-process equity financings until such financings are consummated, at which time such costs are recorded against the gross proceeds from the applicable financing. If a financing is abandoned, deferred offering costs are expensed.

As of December 31, 2021, there was $0.3 million of deferred offering costs in connection with the Company’s shelf registration statement, and there were no deferred offering costs as of December 31, 2020.

Government contract funding

The Company accounts for amounts received under its U.S. Department of Defense (DoD) expense reimbursement contract as contra-research and development expenses in the statements of operations.

Warrant liability

The Company issued warrants to purchase shares of Series A convertible preferred stock in connection with the June 2020 Series A convertible preferred stock sale. The warrants were initially classified as a liability on the balance sheet at September 30, 2020 as the underlying Series A convertible preferred stock was contingently redeemable and outside of the Company’s control (see Note 10, Common stock and convertible preferred stock). The fair value of the warrants on the date of issuance was recorded as a reduction of the carrying value of the Series A convertible preferred stock and as a long-term liability in the balance sheets. The warrants were subsequently remeasured to fair value at each balance sheet date with changes in the fair value of the warrants recognized as other income or expense in the statements of operations. The change in fair value of the warrants during the year ended December 31, 2020 was $5.5 million. Upon completion of the IPO on October 6, 2020, the warrants became exercisable for shares of the Company’s common stock and were reclassified to additional paid-in capital upon the consummation of the IPO.

The Company used the Black-Scholes option pricing model, which incorporated assumptions and estimates, to value the Series A convertible preferred stock warrants until the conversion of the Series A Preferred to stockholders’ equity in October 2020. Estimates and assumptions impacting the fair value measurement of the warrants included the fair value per share of the underlying Series A convertible preferred stock, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying Series A convertible preferred stock. The Company historically determined the fair value per share of the underlying Series A convertible preferred stock by taking into consideration the most recent sales of its Series A convertible preferred stock, results obtained from third party valuations and additional factors that were deemed relevant. The Company historically had been a private company and lacked company-specific historical and implied volatility information of its stock. Therefore, it estimated the expected stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrants at the time. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. Expected dividend yield was determined based upon the Company’s history of not paying cash dividends and its expectation that it will not pay any cash dividends in the foreseeable future.

Research and development costs

Research and development costs are charged to expense as incurred. Research and development costs consist of costs incurred in performing research and development activities, including salaries and bonuses, share-based compensation, employee benefits, facilities costs, laboratory supplies, depreciation and amortization, preclinical expenses, consulting and other contracted services. Additionally, under the terms of the license agreements, the Company is obligated to make future payments should certain development and regulatory milestones be achieved. No such costs have been incurred for the years ended December 31, 2021 and 2020. Costs for certain research and development activities are recognized based on the terms of the individual arrangements, which may differ from the timing of receipt of invoices and payment of invoices, and are reflected in the financial statements as a prepaid or accrued expense.

Share-based compensation

The Company’s share-based compensation program allows for grants of stock options and restricted stock awards. Grants are awarded to employees and non-employees, including directors.

The Company accounts for its share-based compensation awards granted to employees and nonemployees based on the estimated fair value on the date of grant and recognized compensation expense of those awards over the requisite service period, which is the vesting period of the respective award. The Company accounts for forfeitures as they occur. For share-based awards with service-based vesting conditions, the Company recognized compensation expense on a straight-line basis over the service period. The Company classified share-based compensation expense in its statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified. The Company estimates the fair value of options granted using the Black-Scholes option pricing model for stock option grants to both employees and non-employees.

The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (i) the expected stock price volatility, (ii) the expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. Due to the lack of Company-specific historical and implied volatility data, the Company has based its computation of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to the Company, including stage of product development and biopharmaceutical industry focus. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The Company uses the simplified method to calculate the expected term for options granted to employees and non-employees whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the options due to its lack of sufficient historical data. The risk-free interest rate is based on U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.

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

Fair value of financial instruments

ASC Topic 820, Fair Value Measurement (ASC 820), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the assets or liability and are developed based on the best information available in the circumstances. ASC 820 identifies fair value as the price that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tiered value hierarchy that distinguishes between the following:

●	Level 1: Quoted market prices in active markets for identical assets or liabilities.
●	Level 2: Inputs other than Level 1 inputs that are either directly or indirectly observable, such as quoted market prices, interest rates and yield curves.
●	Level 3: Unobservable inputs for the asset or liability (i.e., supported by little or no market activity). Level 3 inputs include management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

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

Cash and cash equivalents are Level 1 assets for the years ended December 31, 2021 and 2020.

Net loss per share

The Company follows the two-class method when computing net loss per share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

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

The following potentially dilutive securities as of December 31, 2021 and 2020 have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	Year ended December 31,
	2021	2020
Stock options(1)	2,005,756	1,472,840
Common stock warrants(1)	1,303,112	1,035,196
	3,308,868	2,508,036
(1)	Represents common stock equivalents

Prior to its conversion, the Company’s Series A convertible preferred stock contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reported a net loss, such losses were not allocated to participating securities. In periods in which the Company reports a net loss per share of common stock, diluted net loss per share of common stock is the same as basic net loss per share of common stock since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss per share of common stock for the years ended December 31, 2021 and 2020.

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

In February 2016, the FASB issued ASC Topic 842, Leases, (Topic 842). This standard requires all entities that lease assets with terms of more than 12 months to capitalize the assets and related liabilities on the balance sheet. As the Company has elected to use the extended transition period for complying with new or revised accounting standards as available under the JOBS Act, the standard is effective for the Company beginning January 1, 2022, with early adoption permitted. The Company expects to adopt ASC 842 effective January 1, 2022 using the modified retrospective approach. The Company expects to elect the package of practical expedients available for existing contracts, which will allow us to carry forward our historical assessments of lease identification, lease classification, and initial direct costs. The Company also expects to elect a policy to not apply the recognition requirements of ASC 842 for short-term leases. The Company expects to recognize a right-of-use asset and lease liability of $0.2 million, respectively, on January 1, 2022, which is related to our facility operating lease (Note 8).

In November 2021, the FASB issued ASU Topic 832, Disclosures by Business Entities about Government Assistance (“Topic 832”). This standard requires disclosures about transactions with a government that have been accounted for by analogizing to a grant or contribution accounting model to increase transparency about the types of transactions, the accounting for the transactions, and the effect of the transactions on an entity’s financial statements. The effective date of Topic 832 is for financial statements issued for annual periods beginning after December, 15 2021. The Company is currently evaluating the effect Topic 832 will have on its consolidated financial statements and related disclosures.

3. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
(in thousands)	2021	2020
Reimbursement receivable from DoD	$2,674	$850
Prepaid insurance	2,019	1,767
Unbilled reimbursement receivable from DoD	1,638	—
Research and development advance payments	586	—
Other prepaids and short term deposits	492	511
	$7,409	$3,128

4. Property and equipment, net

Property and equipment consisted of the following:

	December 31,
(in thousands)	2021	2020
Lab equipment	$3,513	$3,506
Leasehold improvements	193	185
Computer equipment	156	96
Office equipment and furniture and fixtures	22	18
	3,884	3,805
Less accumulated depreciation and amortization	(3,029)	(2,274)
Property and equipment, net	$855	$1,531

Depreciation and amortization expense was $0.8 million for the years ended December 31, 2021 and December 31, 2020, respectively. There were no assets under capital leases as of December 31, 2021 and 2020.

5. DoD expense reimbursement contract

In July 2020, the Company entered into an Other Transaction Authority for Prototype Agreement (the OTA Agreement) with the DoD to fund the Company’s efforts in developing an antibody cocktail therapeutic to treat COVID-19. The amount of funding being made available to the Company under this expense reimbursement contract was $13.3 million. In May 2021, the Company and the DoD amended the OTA Agreement, pursuant to which the DoD award was increased from $13.3 million to $17.6 million. Under the agreement, the DoD shall pay the Company, upon submission of proper invoices, within 30 calendar days of receipt of request for payment.

The Company recorded contra-research and development expense of $15.2 million and $1.7 million for the years ended December 31, 2021 and 2020, respectively, in the statements of operations. The Company had an expense reimbursement receivable balance of $2.7 million and $0.9 million due from the DoD in prepaid expenses and other current assets for the years ended December 31, 2021 and 2020, respectively, on the balance sheet.

Costs that have been reimbursed by the DoD but not yet expensed by the Company are recorded as a deferred research obligation liability for the period. The Company has a deferred research obligation liability of $2.0 million and $0 million for the years ended December 31, 2021 and 2020, respectively. This amount is included in accrued expenses and other liabilities in the accompanying balance sheet. DoD reimbursable services that have been performed but not yet billed are recorded as an unbilled receivable in prepaid expenses and other current assets on the balance sheet. The Company had an unbilled receivable from the DoD of $1.6 million and $0 million for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, the Company has the potential for $0.2 million of expense reimbursement under the OTA Agreement.

6. Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following:

	December 31,
(in thousands)	2021	2020
Research and development	$2,840	$9
Deferred research obligations	2,021	—
Compensation and related benefits	1,246	845
Professional fees	227	417
Other	317	101
	$6,651	$1,372

7. Long-term debt

On April 30, 2020, the Company entered into a loan agreement with Silicon Valley Bank as the lender (Lender) for a loan in an aggregate principal amount of $0.5 million (PPP Loan) pursuant to the Paycheck Protection Program (PPP) under the Coronavirus Aid, Relief, and Economic Security Act and implemented by the U.S. Small Business Administration. The Company used the proceeds of the PPP Loan for payroll and other qualifying expenses. The entire PPP Loan was forgiven on May 21, 2021 and recognized as other income in the statement of operations.

8. Commitments and contingencies

Operating leases

In May 2017, the Company entered into a 62-month office and laboratory space lease commencing on July 1, 2017 for approximately 11,000 square feet of space in Exton, Pennsylvania. The Company has an option to extend the lease for up to two additional five-year terms. In December 2021, the Company extended the lease for an additional eighteen-month term. The lease is subject to fixed rate escalation increases and the landlord waived the Company’s rent obligation for the first two months of the lease. Deferred rent is de minimis as of December 31, 2021 and 2020, respectively, and is being amortized as a reduction in rent expense over the term of the lease. The Company recognizes rent expense on a straight-line basis over the expected lease term.

In August 2020, the Company entered into a one-year operating lease for laboratory equipment that expired in July 2021 and has fixed monthly payments of $18,000.

Future minimum lease payments for the Company’s operating leases are as follows (in thousands):

Years ending December 31,	Amount
2022	$257
2023	246
2024	63
$566

Rent expense for the years ended December 31, 2021 and 2020 was $0.5 million and $0.4 million, respectively.

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

Employee benefit plan

The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company assumes all administrative costs of the 401(k) Plan and makes matching contributions as defined in the 401(k) Plan document. The Company made matching contributions of $0.1 million to the 401(k) Plan for the years ended December 31, 2021 and 2020, respectively.

Legal proceedings

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities. At each reporting date, the Company evaluates whether a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies.

9. Licensing arrangements

The Company has entered into various licensing agreements to further discover, develop and commercialize certain technologies and treatments. The Company may need to pay developmental and regulatory milestone payments up to approximately $2.6 million. In addition, the Company may need to pay royalty rates on net product sales and certain commercial milestone payments up to approximately $1.5 million, if any.

2021 Patent License Agreement

In June 2021, the Company entered into an exclusive worldwide patent license agreement with several Philadelphia based universities and hospitals (the Licensors) to further discover, develop and commercialize human antibodies, identified using Immunome’s human hybridoma technology, for the treatment of diseases associated with the formation of bacterial biofilms. The Licensors are eligible to receive up to $1.5 million in regulatory and developmental milestone payments and up to $0.7 million in commercial milestone payments. In addition, the Licensors are eligible to receive low single digit royalty rates for net product sales, which are subject to adjustment in the event the Company sublicenses the approved technology. Beginning in June 2022, the Company is subject to annual minimum payments to the Licensors of $20,000, which increases to $30,000 annually in June 2023 and thereafter.

For the year ended December 31, 2021, the Company recorded a $0.1 million non-refundable license initiation fee that covers the attorney’s fees and all other charges associated with the preparation, filing, prosecution, and maintenance of the Patent Rights. This non-refundable license initiation fee was recorded as an operating expense on the income statement.

10. Common stock and convertible preferred stock

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

On October 14, 2021, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC, pursuant to which the Company may issue from time-to-time securities with an aggregate price of up to $200.0 million. On October 1, 2021 the Company entered into a new Open Market Sale Agreement ("ATM Agreement”) with Jefferies LLC, which provides that, upon the terms and subject to the conditions and limitations in the ATM Agreement, the Company may elect, from time to time, to offer and sell shares of common stock under the registration statement having an aggregate offering price of up to $75.0 million through Jefferies acting as sales agent. The Company has not yet sold any shares under the ATM Agreement. The Company has not yet sold any shares under the ATM Agreement.

On August 4, 2021, the Company entered into a consulting agreement that included a cash retainer and an equity grant. In addition, the consultant purchased 14,115 shares of common stock from the Company for $15.94 per share.

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

Series A convertible preferred stock

Prior to the IPO, all of the Company’s convertible preferred stock was classified outside of stockholders’ equity (deficit) because the shares contained certain redemption features that were not solely within the control of the Company. At the time of issuance, the redeemable convertible preferred stock was recorded at its issuance price, less issuance costs.

In connection with the IPO, all of the Series A Preferred converted into 5,670,184 shares of common stock and all of the outstanding warrants to purchase convertible preferred stock converted into warrants to purchase common stock.

Warrants to acquire shares of common stock

At December 31, 2021 common stock warrants outstanding were as follows:

Warrants	Exercise Price per Share	Expiration Date
803,112	$ 9.00	June 2, 2023
500,000	$ 45.00	April 28, 2024

For the year ended December 31, 2021, 148,653 warrants exercisable for $9.00 per share were exercised, and the Company received proceeds of $1.3 million and 148,653 shares of the Company’s common stock were issued. Additionally, 83,431 warrants were exercisable for $9.00 per share were exercised in cashless transactions for the year ended December 31, 2021 and 52,326 shares of the Company’s common stock were issued.

11. Share-based compensation

In July 2008, the Board of Directors adopted the 2008 Equity Incentive Plan ("the 2008 Plan”) which provided for the grant of qualified incentive stock options and non-qualified stock options, restricted stock or other awards to the Company’s employees, officers, directors, advisors, and outside consultants for the issuance or purchase of shares of the Company’s common stock. The 2008 Plan was replaced in July 2018 with the 2018 Equity Incentive Plan (the 2018 Plan and collectively with the 2008 Plan, the Plans). At the time that the 2008 Plan was terminated, there were 388,748 shares available for grant that were transferred to the 2018 Plan. On September 24, 2020, the 2018 Plan was terminated and replaced with the 2020 Equity Incentive Plan (2020 Plan). Additionally, the number of shares of our common stock reserved for issuance under the 2020 Plan will automatically increase on January 1 of each year, beginning on January 1, 2021 and continuing through and including January 1, 2030, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s Board of Directors. As of December 31, 2021, there were 1,372,897 shares available for future issuance under the 2020 Plan.

The Company also adopted the 2020 Employee Stock Purchase Plan (ESPP Plan) on September 18, 2020 which provides for the grant of purchase rights to purchase shares of the Company’s common stock to eligible employees, as defined by the ESPP Plan. The maximum number of shares of common stock that may be issued under the ESPP Plan will not exceed 125,000 shares of common stock, plus the number of shares of common stock that are automatically added on January 1 of each calendar year for a period of up to ten years, commencing on the first January 1 following the year in which an IPO occurs and ending on, and including, January 1, 2030, in an amount equal to the lesser of (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, and (ii) 1,000,000 shares of common stock. No shares of common stock have been issued under the ESPP Plan as of December 31, 2021.

The 2020 Plan and the ESPP Plan are administered by the Board of Directors subject to the Board’s right to delegate to a committee. The exercise prices, vesting and other restrictions are determined at the discretion of the Board of Directors. Stock options awarded under the Plans and the 2020 Plan generally expire 10 years after the grant date unless the Board of Directors sets a shorter term. Vesting periods for awards under the Plans and the 2020 Plan are determined at the discretion of the Board of Directors. Stock options granted to employees, officers, members of the Board of Directors and consultants of the Company typically vest over one to four years. Certain options provide for accelerated vesting if there is a change in control, as defined in the Plans and the 2020 Plan.

Share-based compensation expense recorded as research and development and general and administrative expenses in the statements of operations is as follows (in thousands):

	Year Ended December 31,
In thousands)	2021	2020
General and administrative	$2,071	$441
Research and development	1,377	180
	$3,448	$621

Unrecognized compensation cost related to unvested options was $13.3 million as of December 31, 2021 and will be recognized over an estimated weighted average period of 3.4 years.

Stock options

The weighted average assumptions used in the Black-Scholes option-pricing model for stock options granted were:

	Year ended December 31,
	2021	2020
Expected volatility	83.0%	83.0%
Risk-free interest rate	1.0%	0.6%
Expected term (in years)	6.0	6.1
Expected dividend yield	—	—
Fair value of common stock	$23.04	$5.30

A summary of option activity under the Plans and the 2020 Plan during the year ended December 31, 2021 is as follows:

			Weighted
		Weighted	average
		average	remaining
	Number of	exercise price	contractual
	shares	per share	term (years)
Outstanding at January 1, 2021	1,472,840	$3.14	8.51
Granted	803,481	$23.04	9.25
Forfeited	(23,031)	$19.88	—
Exercised	(247,534)	$0.40	5.21
Outstanding at December 31, 2021	2,005,756	$11.26	8.50
Exercisable at December 31, 2021	659,478	$3.14	7.60
Vested or expected to vest at December 31, 2021	2,005,756	$11.26	8.50

The weighted-average grant date fair value per share of stock options granted during the years ended December 31, 2021 and 2020 was $16.49 and $3.71, respectively. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2021 and 2020 was $4.0 million and $1.2 million, respectively. The aggregate intrinsic value of stock options outstanding at December 31, 2021 and 2020 is $11.3 million and $10.1 million, respectively.

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

Restricted Stock Awards

During August 2021, the Company granted 13,500 fully vested shares of common stock to a consultant in exchange for various strategic and advisory services. The Company recorded stock-based compensation expense of $0.2 million for the year ended December 31, 2021 related to shares granted. No such transaction occurred for the year ended December 31, 2020. As of December 31, 2021, there was no unvested portion of the restricted stock award as all shares were fully vested upon grant.

12. Income taxes

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	Year ended
	December 31,
	2021	2020
Federal tax benefit at statutory rate	21.0%	21.0%
State tax, net of federal benefit	8.0	5.8
Research and development credits	2.4	0.9
Permanent differences	0.3	(6.8)
Change in valuation allowance	(31.7)	(20.9)
	—%	—%

The components of the Company’s deferred taxes are as follows (in thousands):

	December 31,
(in thousands)	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$19,925	$13,693
Research and development credits	2,157	1,560
Share-based compensation	886	82
Accrued bonus	331	201
Amortization	1	2
Gross deferred tax assets	23,300	15,538
Less: valuation allowance	(23,255)	(15,435)
Net deferred tax asset	45	103
Deferred tax liability
Depreciation	(45)	(103)
Total deferred tax liabilities	$—	$—

The Company had no income tax expense due to the operating loss incurred for the years ended December 31, 2021 and 2020. Management has evaluated the positive and negative evidence bearing upon the realizability of the Company’s net deferred tax assets and has determined that it is more likely than not that the Company will not recognize the benefits of the net deferred tax assets. As a result, the Company has recorded a full valuation allowance at December 31, 2021 and 2020. The valuation allowance increased by $7.8 million and $3.7 million in 2021 and 2020, respectively, due to the increase in deferred tax assets, primarily due to net operating loss carryforwards, and research and development tax credits, and deductible accrued expenses.

Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership, including a sale of the Company or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss and other attributes including research and development credit carry forwards which could be used annually to offset future taxable income. Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company has not currently completed an evaluation of ownership changes through December 31, 2021 to assess whether utilization of the Company’s net operating loss or research and development credit carryforwards would be subject to an annual limitation under Sections 382 and 383. To the extent an ownership change occurs in the future, the net operating loss and credit carryforwards may be subject to limitation. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position. As a result, the Company is not able to estimate the effect of the change in control, if any, on the Company’s ability to utilize net operating loss and research and development credit carryforwards in the future. The Company has not yet conducted a study of its research and development credit carryforwards. This study may result in an increase or decrease to the Company’s credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s credits, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. As a result, there would be no impact to the Company’s financial statements.

As of December 31, 2021, the Company had $68.8 million of federal and $69.2 million of state net operating loss carryforwards. As of December 31, 2020, the Company had $47.3 million of federal and $47.7 million of state net operating loss carryforwards. If not utilized, the federal and state net operating loss carryforwards expire starting in 2027. Included in the federal net operating loss carryforwards are $51.8 million of net operating loss generated from 2018 to 2021 that will not expire and are limited to offset 80% of our taxable income for years beginning after December 31, 2020. Certain federal and state net operating loss carryforwards expire at various dates through 2040. As of December 31, 2021, we had cumulative federal R&D tax credits of $2.0 million. These tax credit carryforwards will expire at various dates through 2040.

As of December 31, 2021 and 2020, the Company had no uncertain tax positions. The Company recognizes both interest and penalties associated with unrecognized tax benefits as a component of income tax expense. The Company has not recorded any interest or penalties for unrecognized tax benefits since its inception.

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

13. Related party transactions

License agreements

The Company has entered into license agreements with shareholders of the Company (see Note 9, Licensing Arrangements). Expenses with these related parties during the years ended December 31, 2021 and 2020 were approximately $0.4 million and $0.1 million, respectively. Amounts owed to these related parties were approximately $0.1 million and $0 as of December 31, 2021 and 2020, respectively.

Broadband services agreement

In November 2015, the Company entered into a management services agreement (MSA) with BCM Advisory Partners LLC and Broadband Capital Partners LLC (collectively Broadband Capital). Certain directors of the Company are principals of Broadband Capital. Under the Broadband MSA, the Company engages Broadband Capital as a consultant for advice in connection with senior management matters related to the Company’s business, administration and policies in exchange for a cash fee to Broadband Capital of $20,000 per month. The Broadband MSA was amended and/or restated in July 2016, January 2017, June 2018, March 2020 and August 2020. In June 2021, the Company extended the Broadband MSA to continue through June 2022. The Company recorded $0.2 million and $0.2 million during the years ended December 31, 2021 and 2020, respectively, related to the Broadband MSA, which is included in general and administrative expenses in the statements of operations. There were no amounts due to Broadband Capital as of December 31, 2021 and 2020.

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

4.3	Form of 2020 Series A Preferred Stock Warrant (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-1 filed on September 9, 2020).

4.4	Form of Amendment to 2020 Series A Preferred Stock Warrants (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to our Registration Statement on Form S-1/A filed on September 24, 2020).

4.5	Form of Series B Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on April 26, 2021).

4.6*	Description of Securities

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

10.9

Consulting Agreement by and between the registrant and Michael Lefenfeld, dated as of April 15, 2020 (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 filed on September 9, 2020).

10.10†

License Agreement by and between the registrant and Arrayjet Limited, dated June 28, 2019, as amended by the Amendment to the License Agreement dated July 10, 2020 (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 filed on September 9, 2020).

10.11†

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

10.12†

Exclusive License Agreement by and between the registrant and Thomas Jefferson University, dated June 1, 2012, as amended by the First Amendment to License Agreement dated October 19, 2017 (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1 filed on September 9, 2020).

10.13†

Second Amendment to License Agreement by and between the registrant and Thomas Jefferson University, dated July 28, 2020 (incorporated by reference to Exhibit 10.17 to our Form 10-Q for the quarterly period ended September 30, 2020 filed on November 16, 2020).

10.14†

Other Transaction Authority for Prototype Agreement by and between the registrant and the Department of Defense, United States of America, dated July 3, 2020 (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1 filed on September 9, 2020).

10.15

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

10.16#

Amended and Restated Employment Agreement by and between the registrant and Purnanand D. Sarma, dated September 23, 2020 (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to our Registration Statement on Form S-1/A filed on September 24, 2020)

10.17#

Amended and Restated Employment Agreement by and between the registrant and Michael J. Morin, dated September 23, 2020 (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to our Registration Statement on Form S-1/A filed on September 24, 2020)

10.18#	Employment Agreement between the Company and Sandra G. Stoneman effective October 19, 2020. (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed on March 25, 2021).

10.19†

Master Services Agreement, between the Company and Abzena (San Diego) Inc dated December 14, 2020 (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed on March 25, 2021).

10.20#	Employment Letter Agreement between the Company and Corleen M. Roche, effective April 19, 2021 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 20, 2021).

10.21

Securities Purchase Agreement by and among the Company and the Purchasers signatory thereto, dated April 26, 2021 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 26, 2021).

10.22

Engagement Letter, by and between the Company and Ladenburg Thalmann & Co. Inc., dated April 9, 2021, as amended by the Amendment No. 1 thereto, dated April 25, 2021 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 26, 2021).

10.23†

Modification of Contract between the Company and the Department of Defense, United States of America, dated May 19, 2021 (portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv)) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 20, 2021).

10.24

Fourth Amendment to Second Amended and Restated Management Services Agreement, dated June 1, 2021, by and between the Company and Broadband Capital Partners LLC (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on August 16, 2021).

10.25#

Second Amended and Restated Employment Agreement, dated August 1, 2021, by and between the Company and Dr. Michael J. Morin, Ph.D. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 5, 2021).

10.26#	Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 15, 2021).

10.27

Open Market Sale Agreement, dated October 1, 2021, by and between Immunome, Inc. and Jefferies LLC (incorporated by reference to Exhibit 1.2 to our Registration Statement on Form S-3 filed on October 1, 2021).

10.28*#	Immunome, Inc. Annual Employee Bonus Plan.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial information from the Annual Report on Form 10 K of IMMUNOME, INC. for the year ended December 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (1) Balance Sheets as of December 31, 2021 and 2020; (2) Statements of Operations for the years ended December 31, 2021 and 2020; (3) Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2021 and 2020; (4) Statements of Cash Flows for the years ended December 31, 2021 and 2020; and (5) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL).

*	Filed or furnished herewith.
#	Management contracts or compensatory plans or arrangements
†	Certain portions of this exhibit (indicated by asterisks) have been omitted because they are not material and would likely cause competitive harm to Immunome, Inc. if publicly disclosed.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2022.

IMMUNOME, INC.

By:	/s/ Purnanand D. Sarma
Name: Purnanand D. Sarma, Ph.D.
Title: President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Purnanand D. Sarma, Ph.D. and Corleen M. Roche, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him in his name, place and stead, in any and all capacities, to sign this report, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated on behalf of the Registrant.

Signature	Title	Date

/s/ Purnanand D. Sarma	President, Chief Executive Officer and Director	March 28, 2022
Purnanand D. Sarma, Ph.D.	(Principal Executive Officer)

/s/ Corleen M. Roche	Chief Financial Officer	March 28, 2022
Corleen M. Roche	(Principal Financial Officer)

/s/ Michael Rapp	Director	March 28, 2022
Michael Rapp

/s/ Richard Baron	Director	March 28, 2022
Richard Baron

/s/ John LaMattina	Director	March 28, 2022
John LaMattina, Ph.D.

/s/ Michael Lefenfeld	Director	March 28, 2022
Michael Lefenfeld

/s/ Philip Wagenheim	Director	March 28, 2022
Philip Wagenheim

/s/ Frank Prendergast	Director	March 28, 2022
Frank Prendergast