Form 10-Q
period 2022-03-31
Immunome Inc.
filed 2022-05-12
CIK 1472012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

There were 12,127,385 shares of the registrant’s common stock outstanding as of May 9, 2022.

IMMUNOME, INC.

Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

IMMUNOME, INC.

Condensed Balance Sheets

(In thousands, except share data)

(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$42,879	$49,229
Prepaid expenses and other current assets	3,424	7,409
Total current assets	46,303	56,638
Property and equipment, net	753	855
Operating right-of-use asset, net	190	—
Restricted cash	100	100
Deferred offering costs	382	332
Total assets	$47,728	$57,925
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,890	$3,077
Accrued expenses and other current liabilities	5,817	6,651
Total current liabilities	9,707	9,728
Other long-term liabilities	147	12
Total liabilities	9,854	9,740
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 12,127,385 and 12,110,373 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	128,631	127,289
Accumulated deficit	(90,758)	(79,105)
Total stockholders’ equity	37,874	48,185
Total liabilities and stockholders’ equity	$47,728	$57,925

The accompanying notes are an integral part of these unaudited condensed financial statements.

IMMUNOME, INC.

Condensed Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$8,078	$1,979
General and administrative	3,576	1,918
Total operating expenses	11,654	3,897
Loss from operations	(11,654)	(3,897)
Interest income (expense), net	1	(1)
Net loss	$(11,653)	$(3,898)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.96)	$(0.37)
Weighted-average common shares outstanding, basic and diluted	12,122,903	10,640,870

The accompanying notes are an integral part of these unaudited condensed financial statements.

IMMUNOME, INC.

Condensed Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

(unaudited)

	Stockholders’ equity
	Common stock		Additional
			paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at January 1, 2022	12,110,373	$1	$127,289	$(79,105)	$48,185
Share-based compensation expense	—	—	1,310	—	1,310
Exercise of stock options	17,012	—	32	—	32
Net loss	—	—	—	(11,653)	(11,653)
Balance at March 31, 2022	12,127,385	$1	$128,631	$(90,758)	$37,874

	Stockholders’ equity
	Common stock		Additional
			paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at January 1, 2021	10,634,245	$1	$95,738	$(54,394)	$41,345
Share-based compensation expense	—	—	325	—	325
Exercise of common stock warrants	11,666	—	105	—	105
Exercise of stock options	14,270	—	6	—	6
Net loss	—	—	—	(3,898)	(3,898)
Balance at March 31, 2021	10,660,181	$1	$96,174	$(58,292)	$37,883

The accompanying notes are an integral part of these unaudited condensed financial statements.

IMMUNOME, INC.

Condensed Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(11,653)	$(3,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	111	176
Amortization of right-of-use asset	25	—
Share-based compensation	1,310	325
Deferred rent	(12)	(1)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	3,985	(1,703)
Accounts payable	788	1,771
Accrued expenses and other current liabilities	(912)	(205)
Other long term liabilities	(18)
Net cash used in operating activities	(6,376)	(3,535)
Cash flows from investing activities:
Purchases of property and equipment	(6)	(31)
Net cash used in investing activities	(6)	(31)
Cash flows from financing activities:
Proceeds from exercise of stock options	32	6
Proceeds from exercise of common stock warrants	—	105
Payment of equipment loan payable	—	(35)
Net cash provided by financing activities	32	76
Net decrease in cash and cash equivalents and restricted cash	(6,350)	(3,490)
Cash and cash equivalents and restricted cash at beginning of period	49,329	39,866
Cash and cash equivalents and restricted cash at end of period	$42,979	$36,376

Supplemental disclosures of cash flow information:
Operating lease right-of-use asset and lease liability recorded upon adoption of ASC 842	$215	$—
Offering costs included in accrued expenses and other liabilities	$25	$—
Offering costs included in accounts payable	$25	$—
Fixed assets included in accrued expenses and other current liabilities	$3	$—
Cash paid for interest	$—	$2

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

Since its inception, the Company has devoted substantially all its resources to research and development, raising capital, building its management team and extending its intellectual property portfolio. The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry including, but not limited to, risks associated with the successful research, development and manufacturing of product candidates, uncertain results of preclinical and clinical testing, development of new technological innovations and products by competitors, dependence on key personnel and third-party vendors, protection of proprietary technology, compliance with government regulations, regulatory approval of product candidates and the ability to secure additional capital to fund operations.

Liquidity

The Company has incurred net losses since inception, including net losses of $11.7 million and $3.9 million for the three months ended March 31, 2022 and 2021, respectively, and it expects to generate losses from operations and negative operating cash flows for the foreseeable future primarily due to research and development costs for its potential product candidates. As of March 31, 2022, the Company had an accumulated deficit of $90.8 million.

On October 1, 2021 the Company entered into an Open Market Sale Agreement (“ATM Agreement”) with Jefferies Group LLC, which provides that, upon the terms and subject to the conditions and limitations in the ATM Agreement, the Company may elect, from time to time, to offer and sell shares of common stock under the registration statement having an aggregate offering price of up to $75.0 million through Jefferies Group LLC acting as sales agent. The Company has not yet sold any shares under the ATM Agreement.

The Company had cash and cash equivalents of $42.9 million at March 31, 2022. The Company expects that its cash will enable it to fund its operating expenses and capital expenditure requirements for at least 12 months from the filing date of this Quarterly Report on Form 10-Q; however; more funding will be necessary beyond this point to fund additional research and development, clinical development and operations in order to pursue the Company’s growth strategy.

If the Company cannot obtain the necessary funding, it will need to delay, scale back or eliminate some or all of its research and development programs or enter into collaborations with third parties to commercialize potential products or technologies that it might otherwise seek to develop or commercialize independently (or enter into these collaborations sooner than it might otherwise have intended to do); consider other various strategic alternatives, including a merger or sale of the Company; or cease operations. If the Company engages in collaborations, it may receive lower consideration upon commercialization of such products than if it had not entered into such arrangements or if it entered into such arrangements at later stages in the product development process. Additionally, volatility in the capital markets and general economic conditions in the United States may be a significant obstacle to raising the required funds.

Operations of the Company are subject to certain risks and uncertainties including various internal and external factors that will affect whether and when the Company’s product candidates become approved drugs and how significant their market share will be, some of which are outside of the Company’s control. The length of time and cost of developing and commercializing these product candidates and/or failure of them at any stage of the drug approval process will materially affect the Company’s financial condition and future operations. On March 11, 2020, the World Health Organization characterized the novel COVID-19 virus as a global pandemic. Although there is significant uncertainty as to the likely effects this disease may have in the future, there has not been a significant impact to the Company’s operations or financial statements to date.

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

Unaudited interim results

These unaudited condensed financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and the notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2022. The accompanying condensed financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 are unaudited but include all adjustments that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2021 have been derived from the audited financial statements as of that date.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. Significant estimates and assumptions reflected in these condensed financial statements include, but are not limited to, the expected volatility used to estimate fair value of stock options and accrued research and development expenses. Estimates and assumptions are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from these estimates.

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

To the extent the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgement. Accordingly, the degree of judgement exercised by the Company in determining fair value is greatest for instruments categorized as Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Cash and cash equivalents are Level 1 assets as of March 31, 2022 and December 31, 2021.

Restricted cash

Restricted cash represents collateral provided for a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate facilities. This lease expires in 2024 at which time the cash will be released from restriction. Restricted cash was $100,000 at both March 31, 2022 and December 31, 2021. The following table provides a reconciliation of the components of cash and cash equivalents and restricted cash reported in the Company’s condensed balance sheets to the total of the amount presented in the condensed statements of cash flows:

(in thousands)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$42,879	$49,229
Restricted cash	100	100
	$42,979	$49,329

Equity issuance costs

The Company capitalizes costs that are directly associated with the ATM agreement until such financings are consummated, at which time such costs are recorded against the gross proceeds from the applicable financing. If a financing is abandoned, deferred offering costs are expensed.

Deferred offering costs were $0.4 million and $0.3 million as of March 31, 2022 and December 31, 2021, respectively, on the condensed balance sheet.

Government contract funding

The Company accounts for amounts received under its U.S. Department of Defense expense reimbursement contract as contra-research and development expenses in the condensed statements of operations.

Research and development costs

Research and development costs are charged to expense as incurred. Research and development costs consist of costs incurred in performing research and development activities, including salaries and bonuses, share-based compensation, employee benefits, facilities costs, laboratory supplies, depreciation and amortization, preclinical and clinical development expenses, including manufacture and testing of clinical supplies, consulting and other contracted services. Additionally, under the terms of the license agreements described in Note 6, the Company is obligated to make future payments should certain development and regulatory milestones be achieved. No such costs have been incurred for the three months ended March 31, 2022 and 2021. Costs for certain research and development activities are recognized based on the terms of the individual arrangements, which may differ from the timing of receipt of invoices and payment of invoices and are reflected in the financial statements as a prepaid or accrued expense.

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

The following potentially dilutive securities outstanding as of March 31, 2022 and 2021 have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	March 31,
	2022	2021
Stock options(1)	2,009,844	1,636,069
Common stock warrants(1)	1,303,112	1,023,530
	3,312,956	2,659,599
(1)	Represents common stock equivalents.

In periods in which the Company reports a net loss per share of common stock, diluted net loss per share of common stock is the same as basic net loss per share of common stock since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss per share of common stock for the three months ended March 31, 2022 and 2021.

Leases

Effective January 1, 2022, the Company adopted ASC Topic (ASC 842) using the modified retrospective approach by applying the new standard to all leases existing on the adoption date. The results for reporting periods beginning after January 1, 2022 are presented in accordance with ASC 842, while prior period amounts are not adjusted and continue to be reported under the accounting standards that were in effect prior to January 1, 2022.

At the inception of an arrangement, the Company determines whether an arrangement contains a lease based on facts and circumstances present in the arrangement. An arrangement is or contains a lease if the arrangement conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Typically, lessees are required to recognize leases with a term greater than one year on the balance sheet as an operating or finance lease liability and right-of-use asset. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The Company has elected the practical expedient to not to recognize leases with a term of 12 months or less. The Company does not have any financing leases as of March 31, 2022.

Operating lease liabilities and their corresponding right-of-use assets are recorded based on their present value of lease payments over the remaining lease term. Options to extend the lease term are included in the Company’s assessment of the lease term only if there is a reasonable assessment that the Company will renew. Leases are discounted to its present value using either the interest rate implicit in the Company’s lease or its incremental borrowing rate, which reflects the fixed rate in which the Company could borrow on a collateralized basis the amount of lease payments in the same currency, for a similar term, in a similar economic environment.

Recently adopted accounting standards

On January 1, 2022, the Company adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), which establishes ASC 842 and supersedes the lease accounting guidance under ASC 840. The standard generally requires lessees to recognize operating and finance lease liabilities and corresponding right-of-use (ROU) assets on the balance sheet and provide enhanced disclosures on the amount, timing, and uncertainty of cash flows arising from lease arrangements. The Company adopted ASC 842 using the modified retrospective approach. The Company elected the package of practical expedients available for existing contracts, which allowed the Company to carry forward our historical assessments of lease identification, lease classification, and initial direct costs. The Company also elected a policy to not apply the recognition requirements of ASC 842 for short-term leases with a term of 12 months of less.

As of January 1, 2022, the effective date, the Company identified one operating lease arrangement relating to the Company’s headquarters facility and one short-term lease relating to laboratory equipment. The adoption of ASC 842 resulted in a recognition of an ROU asset and lease liability of $0.2 million on the Company’s balance sheet relating to the leases as of January 1, 2022. The adoption of the standard did not have a material effect on the Company’s condensed statements of operations and condensed statements of cash flows (Note 7).

Recently issued accounting pronouncements

In November 2021, the FASB issued ASU Topic 832, Disclosures by Business Entities about Government Assistance (“Topic 832”). This standard requires annual disclosures about transactions with a government that have been accounted for by analogizing to a grant or contribution accounting model to increase transparency about the types of transactions, the accounting for the transactions, and the effect of the transactions on an entity’s financial statements. The effective date of Topic 832 is for financial statements issued for annual periods beginning after December 15, 2021. The Company is currently evaluating the effect Topic 832 will have on its financial statements and related disclosures.

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

The Company recorded contra-research and development expense of $0.6 million and $4.0 million for the three months ended March 31, 2022 and 2021, respectively, in the statements of operations. The Company had an expense reimbursement receivable balance of $0 and $2.7 million due from the DoD in prepaid expenses and other current assets as of March 31, 2022 and December 31, 2021, respectively, in the accompanying condensed balance sheet.

Costs that have been reimbursed by the DoD but not yet expensed by the Company are recorded as a deferred research obligation liability for the period. The Company has a deferred research obligation liability of $0.6 million and $2.0 million as of March 31, 2022 and December 31, 2021, respectively. This amount is included in accrued expenses and other liabilities in the accompanying condensed balance sheet. DoD reimbursable services that have been performed but not yet billed are recorded as an unbilled receivable in prepaid expenses and other current assets in the accompanying condensed balance sheet. The Company had an unbilled receivable from the DoD of $0.8 million and $1.6 million as of March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022, the Company has the potential for $0.2 million of remaining expense reimbursement under the OTA Agreement.

4. Prepaid expenses and other assets

Prepaid expenses and other assets consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Prepaid insurance	$1,422	$2,019
Research and development advance payments	636	586
Unbilled reimbursement receivable from DoD	795	1,638
Other prepaids and short-term deposits	571	492
Reimbursement receivable from DoD	—	2,674
	$3,424	$7,409

5. Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Research and development	$3,972	$2,840
Compensation and related benefits	842	1,246
Professional fees	357	227
Deferred research obligations	585	2,021
Short-term operating lease liability and other liabilities	61	317
	$5,817	$6,651

6. Commitments and contingencies

Employment agreements

The Company entered into employment agreements (the “Employment Agreements”) with key personnel providing for compensation and severance in certain circumstances, as defined in the respective Employment Agreements. The Employment Agreements may be terminated by either the Company or the employees in accordance with the respective Employment Agreements (subject to the payment of severance upon certain terminations) and provide for annual pay adjustments and bonuses at the discretion of the Board of Directors.

Employee benefit plan

The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company assumes all administrative costs of the 401(k) Plan and makes matching contributions as defined in the 401(k) Plan document. The Company made matching contributions of $0.1 million to the 401(k) Plan for the three months ended March 31, 2022 and 2021, respectively.

Legal proceedings

The Company is not a party to any material litigation and does not have contingency reserves established for any litigation liabilities. At each reporting date, the Company evaluates whether a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies.

License Agreements

The Company entered into various license agreements to further discover, develop and commercialize certain technologies and treatments. The Company may need to pay developmental and regulatory milestone payments of up to approximately $2.6 million, if any. In addition, the Company may need to pay royalty rates on net product sales and certain commercial milestone payments of up to approximately $1.5 million, if any.

7. Leases

Effective January 1, 2022, the Company adopted ASC Topic (ASC 842) using the modified retrospective approach by applying the new standard to all leases existing on the adoption date. The results for reporting periods beginning after January 1, 2022 are presented in accordance with ASC 842, while prior period amounts are not adjusted and continue to be reported under the accounting standards that were in effect prior to January 1, 2022.

In May 2017, the Company entered into a 62-month office and laboratory space lease commencing on July 1, 2017 for approximately 11,000 square feet of space in Exton, Pennsylvania. The Company has an option to extend the lease for up to two additional five-year terms. In December 2021, the Company extended the lease for an additional eighteen-month term ending in March 2024.

Beginning July 2021, the Company leased laboratory equipment on a month-to-month basis. In April 2022, the Company exercised the purchase option under the lease agreement to purchase the leased laboratory equipment. The Company elected the practical expedient to recognize short-term leases under ASC 840.

Supplemental balance sheet information related to leases as of March 31, 2022 was as follows (in thousands):

Operating leases:
Operating lease right-of-use assets	$190

Operating lease liability	$46
Operating lease liability, net of current portion	147
Total operating lease liability	$193

Operating lease liability and operating lease liability, net of current portion is included in accrued expenses and other current liabilities and other long-term liabilities, respectively, in the accompanying condensed balance sheet.

Supplemental lease expense related to leases was as follows:

Lease Cost (in thousands)	Statements of Operations Classification	Three Months Ended March 31, 2022
Operating lease cost	General and administrative Research and development	$60
Short-term lease cost	General and administrative Research and development	53
Total lease expense		$113

Under ASC 840, rent expense for the three months ended March 31, 2021 was approximately $0.1 million.

Other information related to the operating lease where the Company is the lessee was as follows:

Three Months Ended March 31, 2022
Weighted-average remaining lease term	2.0 years
Weighted-average discount rate	9.0%

Supplemental cash flow information related to the operating lease was as follows (in thousands):

Three Months Ended March 31, 2022
Cash paid for operating lease liability	$57

As of March 31, 2022, minimum rental commitments under the operating lease were as follows (in thousands):

Years ending December 31,	Amount
2022 (represents remaining nine months in 2022)	$177
2023	246
2024	63
Total lease payments	486
Less imputed interest	(293)
Present value of lease liability	$193

8. Common stock

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

Warrants to acquire shares of common stock

At March 31, 2022, common stock warrants outstanding were as follows:

Warrants	Exercise Price per Share	Expiration Date
803,112	$ 9.00	June 2, 2023
500,000	$ 45.00	April 28, 2024

9. Share-based compensation

In July 2008, the Board of Directors adopted the 2008 Equity Incentive Plan ("the 2008 Plan”) which provided for the grant of qualified incentive stock options and non-qualified stock options, restricted stock or other awards to the Company’s employees, officers, directors, advisors, and outside consultants for the issuance or purchase of shares of the Company’s common stock. The 2008 Plan was replaced in July 2018 with the 2018 Equity Incentive Plan (the 2018 Plan and collectively with the 2008 Plan, the Prior Plans). At the time that the 2008 Plan was terminated, there were 388,748 shares available for grant that were transferred to the 2018 Plan. On September 24, 2020, the 2018 Plan was terminated and replaced with the 2020 Equity Incentive Plan (2020 Plan). Additionally, the number of shares of our common stock reserved for issuance under the 2020 Plan will automatically increase on January 1 of each year, beginning on January 1, 2021 and continuing through and including January 1, 2030, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s Board of Directors. As of March 31, 2022, there were 1,836,212 shares available for future issuance under the 2020 Plan.

The Company also adopted the 2020 Employee Stock Purchase Plan (“ESPP”) on September 18, 2020 which provides for the grant of purchase rights to purchase shares of the Company’s common stock to eligible employees, as defined by the ESPP. The maximum number of shares of common stock that may be issued under the ESPP will not exceed 125,000 shares of common stock, plus the number of shares of common stock that are automatically added on January 1 of each calendar year for a period of up to ten years, commencing on the first January 1 following the year in which an IPO occurs and ending on, and including, January 1, 2030, in an amount equal to the lesser of (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, and (ii) 1,000,000 shares of common stock. No shares of common stock have been issued under the ESPP as of March 31, 2022.

The 2020 Plan and the ESPP are administered by the Board of Directors subject to the Board’s right to delegate to a committee. The exercise prices, vesting and other restrictions are determined at the discretion of the Board of Directors. Stock options awarded under the Prior Plans and the 2020 Plan generally expire 10 years after the grant date unless the Board of Directors sets a shorter term. Vesting periods for awards under the Prior Plans and the 2020 Plan are determined at the discretion of the Board of Directors. Stock options granted to employees, officers, members of the Board of Directors and consultants of the Company typically vest over one to four years. Certain options provide for accelerated vesting if there is a change in control, as defined in the Prior Plans and the 2020 Plan.

Share-based compensation expense recorded as research and development and general and administrative expenses in the condensed statements of operations is as follows (in thousands):

	Three Months Ended March 31,
(In thousands)	2022	2021
Research and development	$445	$171
General and administrative	865	154
	$1,310	$325

Unrecognized compensation cost related to unvested options was $12.1 million as of March 31, 2022 and will be recognized over an estimated weighted average period of 3.5 years.

Stock options

The weighted average assumptions used in the Black-Scholes option-pricing model for stock options granted were:

	Three Months Ended March 31,
	2022	2021
Expected volatility	83.5%	83.5%
Risk-free interest rate	1.7%	1.1%
Expected term (in years)	6.08	6.10
Expected dividend yield	—	—
Fair value of common stock	$10.58	$31.83

A summary of option activity under the Plans and 2020 Plan during the three months ended March 31, 2022 is as follows:

			Weighted
		Weighted	average
		average	remaining
	Number of	exercise price	contractual
	shares	per share	term (years)
Outstanding at January 1, 2022	2,005,756	$11.26	8.50
Granted	21,100	10.58	9.82
Forfeited	—	—	—
Exercised	(17,012)	1.87	8.11
Outstanding at March 31, 2022	2,009,844	11.33	8.27
Exercisable at March 31, 2022	779,707	5.40	7.57
Vested or expected to vest at March 31, 2022	2,009,844	11.33	8.27

The weighted-average grant date fair value per share of stock options granted during the three months ended March 31, 2022 and 2021 was $7.52 and $22.46, respectively. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2022 was $0.1 million. The aggregate intrinsic value of stock options outstanding at March 31, 2022 is $4.0 million.

10. Related party transactions

License agreements

The Company has entered into license agreements with certain stockholders of the Company. Expenses with these related parties were de minimis for the three months ended March 31, 2022 and 2021, respectively. In addition, amounts owed to these related parties were de minimis as of March 31, 2022 and December 31, 2021.

Broadband services agreement

In November 2015, the Company entered into a management services agreement (MSA) with BCM Advisory Partners LLC and Broadband Capital Partners LLC (collectively Broadband Capital). Certain directors of the Company are principals of Broadband Capital. Under the Broadband MSA, the Company engages Broadband Capital as a consultant for advice in connection with senior management matters related to the Company’s business, administration and policies in exchange for a cash fee to Broadband Capital of $20,000 per month. The Broadband MSA was amended and/or restated in July 2016, January 2017, June 2018, March 2020 and August 2020. In June 2021, the Company extended the Broadband MSA to continue through June 2022. The Company recorded $0.1 million during each of the three months ended March 31, 2022 and 2021, respectively, related to the Broadband MSA, which is included in general and administrative expenses in the condensed statements of operations. There were no amounts due to Broadband Capital as of March 31, 2022 and December 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations, as well as other sections in this Quarterly Report on Form 10-Q, should be read in conjunction with our unaudited interim financial statements and related notes thereto included elsewhere herein. In addition to historical financial information, some of the information contained in the following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts, including express or implied statements regarding Immunome’s beliefs and expectations regarding the advancement of its platform and programs, execution of its regulatory, research, clinical and strategic plans and anticipated upcoming milestones for its platform and programs, including expectations regarding, among other things, the timing and results of its preclinical studies and clinical trials, clinical plans, general regulatory actions, the translation of preclinical data into clinical safety and efficacy, the therapeutic potential and benefits of our product candidates, the possible need and demand for its product candidates, are forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other important factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,””should,””seek,”“predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events, financial trends and other matters that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results to differ include, but are not limited to, those risks and uncertainties associated with: the impact of the COVID-19 pandemic on Immunome’s business, operations, strategy, goals and anticipated milestones; the fact that research and development data are subject to differing interpretations and assessments; Immunome’s ability to execute on its strategy, including with respect to its R&D efforts, IND submissions and other regulatory filings, timing of these filings and the timing and nature of governmental authority feedback regarding the same, initiation and completion of any clinical studies, confirmatory testing and other anticipated milestones as and when anticipated; the effectiveness of Immunome’s product candidates, including the possibility that further preclinical data and any clinical trial data may be inconsistent with the data used for advancing the product candidates and that further variants of concern could emerge; Immunome’s ability to fund operations and raise capital; Immunome’s reliance on vendors; the competitive landscape; and the additional risks and uncertainties set forth more fully under the caption “Risk Factors” in Immunome’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on March 28, 2022, and elsewhere in Immunome’s filings and reports with the SEC. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for us to predict all risk factors and uncertainties. In addition, we may discuss our current and potential future product candidates that have not yet undergone clinical trials or been approved for marketing by the U.S. Food and Drug Administration or other governmental authority, including expectations about their therapeutic potential and benefits thereof. No representation is made as to the safety or effectiveness of these current or potential future product candidates for the use for which such product candidates are being studied. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Overview

Since our inception in 2006, we have devoted substantially all our resources to research and development, raising capital, building our management team and building our intellectual property portfolio. To date, we have financed our operations primarily through sales of our common stock, Series A convertible preferred stock and warrants, warrant exercises, the issuance of convertible promissory notes, and the Paycheck Protection Program loan (“PPP loan”) that was forgiven in May 2021. In addition, in July 2020, the Company entered into an Other Transaction Authority for Prototype

Agreement (OTA Agreement), with the Department of Defense (DoD) to fund the Company’s efforts in developing an antibody cocktail therapeutic to treat COVID-19. The amount of funding available to the Company under this expense reimbursement contract was $13.3 million. In May 2021, the Company and the DoD amended the OTA Agreement, pursuant to which the DoD award was increased from $13.3 million to $17.6 million.

To date, we have not generated any revenue from product sales and do not expect to generate revenue from the sale of products for the foreseeable future. Since inception we have incurred significant operating losses. Our net losses for the three months ended March 31, 2022 and 2021 were $11.7 million and $3.9 million, respectively. The remaining available expense reimbursement under the OTA Agreement is $0.2 million as of March 31, 2022.

As of March 31, 2022, we had a cash balance of $42.9 million. We expect to continue to incur losses for the foreseeable future. We expect to continue to incur significant expenses and increasing operating losses in connection with ongoing research and development activities related to our portfolio of programs as we continue our IMM-BCP-01 clinical development and IMM-ONC-01 preclinical development of product candidates, and plan to file an IND for ONC-01 later in 2022. We also plan to perform research activities as we seek to discover and develop additional product candidates; carry out maintenance, expansion, enforcement, defense, and protection of our intellectual property portfolio; and hire research and development, clinical and administrative personnel. If we cannot obtain the necessary funding on favorable terms, if at all, we will need to delay, scale back or eliminate some or all of our research and development programs. We may also need to consider other various strategic alternatives, including a merger or sale of the Company; or cease operations. If we engage in collaborations, we may receive lower consideration upon commercialization of such products than if we had not entered into such arrangements or if we entered into such arrangements at later stages in the product development process. We currently have no sources of revenue, and our ability to continue to fund our future business plans is dependent on our ability to raise capital to fund our present and future business plans. Additionally, volatility in the capital markets, the competitive landscape and general economic conditions in the United States may be a significant obstacle to raising the required funds.

We expect to continue to incur significant expenses and increasing operating losses in connection with ongoing development activities, particularly if and as we:

●	continue research and development activities, including pre-clinical and clinical development;
●	pursue regulatory approvals and implement other regulatory strategies for our current and future product candidates;
●	take additional steps to advance our discovery engine and our existing and future pipeline;
●	obtain, maintain, expand and protect our intellectual property portfolio;
●	hire additional research and development, clinical and administrative personnel;
●	scale up and expand our clinical and regulatory capabilities; and
●	add operational, financial and management information systems and infrastructure to support our research and development programs, and any future commercialization efforts.

As a result of these anticipated expenditures and potential unanticipated expenditures, we will need substantial additional financing to support our continuing operations and pursue our growth strategy. Until such time as we generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of any stockholder will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

Through March 31, 2022, we raised an aggregate of $125.1 million in gross proceeds from sales of our common stock, Series A convertible preferred stock and warrants, warrant and stock option exercises, the issuance of convertible promissory notes, and the PPP loan. On October 1, 2021, we entered into an Open Market Sale Agreement (“ATM Agreement”) with Jefferies Group LLC, which provides that, upon the terms and subject to the conditions and limitations in the ATM Agreement, the Company may elect, from time to time, to offer and sell common shares having an aggregate offering price of up to $75.0 million through Jefferies Group LLC acting as sales agent. The Company has not yet sold any shares under the ATM Agreement.

We expect that our cash as of March 31, 2022 will be sufficient to fund our operations at least 12 months from the filing date of this Quarterly Report on Form 10-Q, including our planned Phase 1b studies for IMM-BCP-01 and IMM-ONC-01. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner than we currently expect. See “— Liquidity and capital resources.” Due to the numerous risks and uncertainties associated with the research and development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

Our Lead Discovery Programs

SARS-CoV-2 (“IMM-BCP-01”)

We are actively developing an antibody cocktail, comprising a combination of three effective anti-viral antibodies derived from the B cells of COVID-19 patients that exhibit high neutralizing titers. IMM-BCP-01 targets non-overlapping regions of the Spike protein of SARS-CoV-2 which include highly conserved, subdominant epitopes. The cocktail promotes both ACE2 and non-ACE2 dependent neutralization and induces natural viral clearance mechanisms such as antibody dependent cellular cytotoxicity, complement activation and phagocytosis in pre-clinical testing. If successful in clinical testing, we expect that our antibody cocktail product candidate could be used both as a treatment for individuals who have contracted SARS-CoV-2 and as a prophylactic to offer protection against the virus for individuals who are at risk of contracting SARS-CoV-2. We are conducting this program in collaboration with the DoD, which has asserted that this platform may be of strategic importance, due to its potential use in the current COVID-19 pandemic as well as in future viral outbreaks. The IMM-BCP-01 program is broadly focused on the emerging variants of SARS-CoV-2. We submitted an IND application for the IMM-BCP-01 program to the US FDA, and following a clinical hold which was resolved in Q1 2022, we received clearance to proceed with our Ph1b clinical trial for the treatment of SARS-CoV-2. Patient recruitment efforts are underway.

Oncology (“IMM-ONC-01”)

Our lead oncology program is focused on IL-38, which we believe is a novel, tumor-derived immune checkpoint capable of promoting evasion of the immune system. IL-38 was identified as the target of an antibody isolated from a hybridoma library generated from the memory B cells of a patient with squamous head and neck cancer. Query of public and proprietary databases of cancer gene expression revealed over-expression of IL-38 in multiple solid tumors. Further, a correlation with low levels of tumor-infiltrating T cells, a hallmark of immune suppression in some of these patients’ tumors, and high IL-38 expression was also observed, suggesting a role for IL-38 as an immune checkpoint. Data obtained from preclinical testing indicated that blocking IL-38 function using inhibitory antibodies increased the immune response to the tumor and resulted in anti-tumor activity in select animal models, suggesting that anti-IL-38 antibodies could have therapeutic utility as single agents or in combination with other therapeutic modalities. Our recent analysis further confirms IL-38 expression is frequently elevated in samples of specific patient tumor subtypes, such as head and neck and gastroesophogeal cancers. We believe that this information will help guide the selection of patient cohorts for clinical testing, thereby improving the probability of clinical success. We plan to submit our IND application for the IMM-ONC-01 program with the FDA in the second half of 2022.

Other Programs and Platform

In addition to the already described lead discovery programs, we will continue to invest in our proprietary discovery engine to expand our pipeline. The high output of antibody-target pairs resulting from our discovery engine may provide us with additional insights into the immune response against cancer and infectious diseases. We intend to continue to invest in this platform, to evaluate novel antibody-target pairs and to develop a pipeline of antibody therapeutics as single agents or in combination with other therapeutics or technologies to yield product candidates, such as Antibody-Drug Conjugates (ADCs). We anticipate that our discovery engine has the ability to advance one to two programs into IND-enabling studies per year.

We also intend to continue to explore additional strategic partnerships and collaborations to expand our opportunities and capabilities. We intend to continue to form strategic partnerships with government agencies and with other third parties to accelerate our research and development efforts, as exemplified by our other transaction authority for prototype agreement with the DoD related to COVID-19. The insights we obtain may also enable strategic partnerships with other entities, including pharmaceutical and biotechnology companies. We also intend to continue collaborating with various vendors, manufacturers, and other service providers to complement the capabilities needed to continue to develop and commercialize our products.

Additionally, we plan to expand our intellectual property estate and infrastructure needed to discover and advance our platform and product candidates. We may in-license or acquire complementary intellectual property as needed or required, and we may continue to build our know-how and trade secrets. We may pursue both therapeutic and diagnostic applications of our antibodies through composition of matter and/or method of use patents. While our initial focus areas are in oncology and infectious disease, we may invest in intellectual property in other therapeutic areas as well.

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

The effect of the ongoing COVID-19 pandemic on our projected research and development timelines and activities is uncertain. Notwithstanding the measures taken, the future impact of COVID-19, including its variants, on our industry, the healthcare system and our current and future operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. See “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 28, 2022 and elsewhere in our filings with the SEC for a discussion of the potential adverse impact of COVID-19 on our business, results of operations and financial condition.

Components of our results of operations

Research and development expenses

Research and development expenses consist of costs incurred in performing research and development activities, which include:

●	personnel-related expenses, including salaries, bonuses, benefits and share-based compensation for employees engaged in research and development functions;
●	expenses incurred in connection with the advancement of our programs, including under agreements with consultants, contractors, contract research organizations and other third-party vendors and suppliers;
●	expenses to conduct future clinical trials including regulatory and quality assurance;
●	the cost of developing and validating our manufacturing process for use in our preclinical studies and future clinical trials;
●	laboratory supplies and research materials and other infrastructure-related expenses; and
●	facilities, depreciation and amortization and other expenses which include direct and allocated expenses.

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

We anticipate that our general and administrative expenses will increase in the future to support increased and progressed research and development activities.

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

Comparison of the three months ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021	Change

	(in thousands)
Operating expenses:
Research and development	$8,078	$1,979	$6,099
General and administrative	3,576	1,918	1,658
Total operating expenses	11,654	3,897	7,757
Loss from operations	(11,654)	(3,897)	(7,757)
Interest income (expense), net	1	(1)	2
Net loss	$(11,653)	$(3,898)	$(7,755)

Research and development expenses

Research and development expenses were $8.1 million and $2.0 million, net of DoD reimbursement for the three months ended March 31, 2022 and 2021, respectively.

Research and development expenses increased by $6.1 million for the three months ended March 31, 2022. This increase is primarily as a result of $1.8 million increase in outsourced research and raw materials relating to the oncology program. Personnel-related costs increased by $0.9 million due to incremental headcount. In addition, contra-research and development expense reduced by $3.4 million for the three months ended March 31, 2022 as a result of a decrease in reimbursable BCP-01 related expenses through the DoD agreement. Contra-research and development expenses offsets the expenses recognized in the period for the DoD Agreement.

Research and development expenses are expected to increase in the future as we continue our current research programs, initiate new research programs, continue our preclinical development of product candidates and conduct future clinical trials for our programs and product candidates.

General and administrative expenses

General and administrative expenses increased by $1.7 million to $3.6 million for the three months ended March 31, 2022 from $1.9 million for the three months ended March 31, 2021. The increase was primarily a result of a $1.3 million increase in personnel-related costs due to an increase in headcount and stock-based compensation and a $0.3 million increase in professional fees and insurance.

Interest income (expense), net

Interest expense consists of interest related to equipment loan payables. Interest income consists of interest earned on our cash balances held with financial institutions.

Liquidity and capital resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as continue our preclinical development of product candidates and conduct future clinical trials for our product candidates. Through March 31, 2022, we raised an aggregate of $125.1 million in gross proceeds from sales of our common stock, Series A convertible preferred stock and warrants, warrant and stock option exercises, the issuance of convertible promissory notes, and the PPP loan that was forgiven in May 2021. As of March 31, 2022, we had $42.9 million in cash. The Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on October 14, 2021, pursuant to which the Company may issue from time-to-time securities with an aggregate value of up to $200.0 million. In October 2021 the Company entered into an Open Market Sale Agreement (“ATM Agreement”) with Jefferies Group LLC, which provides that, upon the terms and subject to the conditions and limitations in the ATM Agreement, the Company may elect, from time to time, to offer and sell common shares under the registration statement having an aggregate offering price of up to $75.0 million through Jefferies Group LLC acting as sales agent. The Company has not yet sold any shares under the ATM Agreement.

We will need to raise additional capital before we exhaust our current cash to continue to fund our research and development, including our plans for clinical and preclinical trials and new product development, as well as to fund operations generally. As and if necessary, we will seek to raise additional funds through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Cash flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Cash used in operating activities	$(6,376)	$(3,535)
Cash used in investing activities	(6)	(31)
Cash provided by financing activities	32	76
Net decrease in cash and restricted cash	$(6,350)	$(3,490)

Operating activities

Net cash used in operating activities for the three months ended March 31, 2022 was $6.4 million, consisting primarily of our net loss of $11.7 million and decreases of accrued expenses and other liabilities of $0.9 million, offset by net noncash charges of $1.4 million for stock compensation expense, depreciation and amortization of right-of-use asset, decreases in prepaid expenses and other assets of $4.0 million, and increases in accounts payable of $0.8 million.

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

Investing activities

During the three months ended March 31, 2022 and 2021, we used $6,000 and $31,000, respectively, for the purchase of property and equipment.

Financing activities

During the three months ended March 31, 2022, financing activities provided $32,000 from exercise of stock options.

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

We expect that our existing cash at March 31, 2022 will enable us to fund our current and planned operating expenses and capital expenditures at least 12 months from the filing date of this Quarterly Report on Form 10-Q. The Company will need additional financing to support its continuing operations and pursue its development strategy. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner that we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

Our future funding requirements will depend on many factors including:

●	the costs of continuing to develop our discovery engine;
●	the costs of acquiring licenses, should we choose to do so, for the expansion of product development;
●	the scope, progress, results, and costs of discovery, preclinical development, laboratory testing, manufacturing and clinical trials for current and future product candidates;
●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims and the success of our intellectual property portfolio;

●	the costs, timing, and outcome of regulatory review of the product candidates we may develop;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, distribution, coverage and reimbursement for any product candidates for which we receive regulatory approval;
●	the success of our license agreements and our collaborations;
●	our ability to establish and maintain additional collaborations on favorable terms, if at all;
●	the achievement of milestones or occurrence of other developments that trigger payments under any additional collaboration agreements we obtain;
●	the extent to which we acquire or in-license products, intellectual property, and technologies; and
●	the costs of operating as a public company.

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

While our significant accounting policies are described in more detail in Note 2 to our audited financial statements appearing in our Annual Report filed on Form 10-K with the SEC on March 28, 2022, we believe that the following accounting policies are the most critical to the judgments and estimates used in the preparation of our financial statements.

Share-based compensation

We recognize the grant-date fair value of share-based awards issued as compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period of the award. The fair value of stock options is estimated at the time of grant using the Black-Scholes option pricing model, which requires the use of inputs and assumptions such as the fair value of the underlying common stock, exercise price of the option, expected term, risk-free interest rate, expected volatility and dividend yield.

The inputs and assumptions used to estimate the fair value of share-based payment awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different inputs and assumptions, our share-based compensation expense could be materially different for future awards.

Expected volatility is a subjective assumption that is estimated. The expected volatility was based on the historical stock volatility of several of our comparable publicly traded companies over a period of time equal to the expected term of the options, as we do not have sufficient trading history to use the volatility of our own common stock.

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

Recently Adopted Accounting Standards

On January 1, 2022, the Company adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), which establishes ASC 842 and supersedes the lease accounting guidance under ASC 840. The standard generally requires lessees to recognize operating and finance lease liabilities and corresponding right-of-use (ROU) assets on the balance sheet and provide enhanced disclosures on the amount, timing, and uncertainty of cash flows arising from lease arrangements. The Company adopted ASC 842 using the modified retrospective approach. The Company elected the package of practical expedients available for existing contracts, which allowed the Company to carry forward our historical assessments of lease identification, lease classification, and initial direct costs. The Company also elected a policy to not apply the recognition requirements of ASC 842 for short-term leases with a term of 12 months of less.

As of January 1, 2022, the effective date, the Company identified one operating lease arrangement relating to the Company’s headquarter facility and a short-term lease relating to laboratory equipment. The adoption of ASC 842 resulted in a recognition of an ROU asset and lease liability of $0.2 million on the Company’s balance sheet relating to the leases as of January 1, 2022. The adoption of the standard did not have a material effect on the Company’s condensed statements of operations and condensed statements of cash flows.

Recently Issued Accounting Pronouncements

In November 2021, the FASB issued ASU Topic 832, Disclosures by Business Entities about Government Assistance (“Topic 832”). This standard requires annual disclosures about transactions with a government that have been accounted for by analogizing to a grant or contribution accounting model to increase transparency about the types of transactions, the accounting for the transactions, and the effect of the transactions on an entity’s financial statements. The effective date of Topic 832 is for financial statements issued for annual periods beginning after December 15, 2021. The Company is currently evaluating the effect Topic 832 will have on its financial statements and related disclosures.

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

We may take advantage of these exemptions until the last day of the fiscal year following the fifth anniversary of our initial public offering or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company earlier if we have more than $1.07 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates (and we have been a public company for at least 12 months and have filed one annual report on Form 10-K) or we issue more than $1.0 billion of non-convertible debt securities over a three-year period. For so long as we remain an emerging growth company, we are permitted, and intend, to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. We may choose to take advantage of some, but not all, of the available exemptions. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company. Therefore, the reported results of operations contained in our financial statements may not be directly comparable to those of other public companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information under this item is not required to be provided by smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to ensure the timely disclosure of required information in our SEC filings.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Immunome, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed October 6, 2020).

3.2 10.1*

Amended and Restated Bylaws of Immunome, Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed October 6, 2020).

Modification of Contract between the Company and the Department of Defense, United States of America, dated March 18, 2022 (portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv)).

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

101

Interactive Data File (Form 10-Q for the Quarterly Period ended March 31, 2022 filed in XBRL). The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed." The instance document does not appear in the interactive file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive File (embedded within the Inline XBRL document).
*	Filed or furnished herewith.

# Management contracts or compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNOME, INC.
(Registrant)

Date: May 12, 2022	By:	/s/ Purnanand D. Sarma
	Name:	Purnanand D. Sarma, Ph. D.
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Corleen M. Roche
	Name:	Corleen M. Roche
	Title:	Chief Financial Officer
(Principal Financial Officer)