Form 10-Q
period 2022-09-30
Immunome Inc.
filed 2022-11-14
CIK 1472012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

There were 12,128,843 shares of the registrant’s common stock outstanding as of November 10, 2022.

IMMUNOME, INC.

Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

IMMUNOME, INC.

Condensed Balance Sheets

(In thousands, except share data)

(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$27,078	$49,229
Prepaid expenses and other current assets	2,161	7,409
Total current assets	29,239	56,638
Property and equipment, net	704	855
Operating right-of-use asset, net	171	—
Restricted cash	100	100
Deferred offering costs	332	332
Total assets	$30,546	$57,925
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,139	$3,077
Accrued expenses and other current liabilities	4,230	6,651
Total current liabilities	7,369	9,728
Other long-term liabilities	93	12
Total liabilities	7,462	9,740
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 12,127,594 and 12,110,373 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	131,298	127,289
Accumulated deficit	(108,215)	(79,105)
Total stockholders’ equity	23,084	48,185
Total liabilities and stockholders’ equity	$30,546	$57,925

The accompanying notes are an integral part of these unaudited condensed financial statements.

IMMUNOME, INC.

Condensed Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$5,225	$4,513	$19,020	$9,725
General and administrative	3,309	3,210	10,094	7,635
Total operating expenses	8,534	7,723	29,114	17,360
Loss from operations	(8,534)	(7,723)	(29,114)	(17,360)
Other income	—	6	—	506
Interest income (expense), net	1	(3)	4	(5)
Net loss	$(8,533)	$(7,720)	$(29,110)	$(16,859)
Deemed dividend arising from warrant modification	(622)	—	(622)	—
Net loss attributable to common stockholders	$(9,155)	$(7,720)	$(29,732)	$(16,859)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.75)	$(0.65)	$(2.45)	$(1.49)
Weighted-average common shares outstanding, basic and diluted	12,127,501	11,934,491	12,125,947	11,348,856

The accompanying notes are an integral part of these unaudited condensed financial statements.

IMMUNOME, INC.

Condensed Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

(unaudited)

	Stockholders’ equity
	Common stock		Additional
			paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at June 30, 2022	12,127,385	$1	$129,958	$(99,682)	$30,277
Share-based compensation expense	—	—	1,340	—	1,340
Exercise of stock options	209	—	—	—	—
Net loss	—	—	—	(8,533)	(8,533)
Balance at September 30, 2022	12,127,594	$1	$131,298	$(108,215)	$23,084

	Stockholders’ equity
	Common stock		Additional
			paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at January 1, 2022	12,110,373	$1	$127,289	$(79,105)	$48,185
Share-based compensation expense	—	—	3,977	—	3,977
Exercise of stock options	17,221	—	32	—	32
Net loss	—	—	—	(29,110)	(29,110)
Balance at September 30, 2022	12,127,594	$1	$131,298	$(108,215)	$23,084

	Stockholders’ equity
	Common stock		Additional
			paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at June 30, 2021	11,812,792	$1	$124,149	$(63,533)	$60,617
Sale of common stock	14,115	—	262	—	262
Share-based compensation expense	—	—	1,155	—	1,155
Exercise of common stock warrants	47,958	—	432	—	432
Exercise of stock options and settlement of RSUs	218,468	—	47	—	47
Net loss	—	—	—	(7,720)	(7,720)
Balance at September 30, 2021	12,093,333	$1	$126,045	$(71,253)	$54,793

	Stockholders’ equity
	Common stock		Additional
			paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at January 1, 2021	10,634,245	$1	$95,738	$(54,394)	$41,345
Sale of common stock and common stock warrants, net of $559 in offering costs	1,014,115	—	26,666	—	26,666
Share-based compensation expense	—	—	2,229	—	2,229
Exercise of common stock warrants	193,975	—	1,338	—	1,338
Exercise of stock options and settlement of RSUs	250,998	—	74	—	74
Net loss	—	—	—	(16,859)	(16,859)
Balance at September 30, 2021	12,093,333	$1	$126,045	$(71,253)	$54,793

The accompanying notes are an integral part of these unaudited condensed financial statements.

IMMUNOME, INC.

Condensed Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(29,110)	$(16,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	327	637
Amortization of right-of-use asset	44	—
Share-based compensation	3,977	2,229
Deferred rent	—	(8)
Forgiveness of PPP Loan	—	(500)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	5,236	(1,819)
Accounts payable	62	2,088
Accrued expenses and other current liabilities	(2,471)	2,811
Other long-term liabilities	(72)	-
Net cash used in operating activities	(22,007)	(11,421)
Cash flows from investing activities:
Purchases of property and equipment	(176)	(65)
Net cash used in investing activities	(176)	(65)
Cash flows from financing activities:
Proceeds from sale of common stock and common stock warrants	—	27,225
Payment from issuance costs related to the sale of common stock and common stock warrants	—	(559)
Proceeds from exercise of stock options	32	74
Proceeds from exercise of common stock warrants	—	1,338
Payment of offering costs	—	(18)
Payment of equipment loan payable	—	(97)
Net cash provided by financing activities	32	27,963
Net (decrease) increase in cash and cash equivalents and restricted cash	(22,151)	16,477
Cash and cash equivalents and restricted cash at beginning of period	49,329	39,866
Cash and cash equivalents and restricted cash at end of period	$27,178	$56,343

Supplemental disclosures of cash flow information:
Operating lease right-of-use asset and lease liability recorded upon adoption of ASC 842	$215	$—
Offering costs included in accrued expenses and other current liabilities	$—	$289
Purchases of property and equipment included in accounts payable	$—	$2

The accompanying notes are an integral part of these unaudited condensed financial statements.

IMMUNOME, INC.

Notes to Condensed Financial Statements

(Unaudited)

1. Nature of the business

Organization

Immunome, Inc. (“the Company” or “Immunome”) is a clinical stage biopharmaceutical company. The Company was incorporated as a Pennsylvania corporation on March 2, 2006 and was converted to a Delaware corporation on December 2, 2015. The Company is utilizing a proprietary human memory B cell platform to discover and develop first-in-class antibody therapeutics designed to change the way diseases are currently being treated. The Company’s primary focus areas are oncology and infectious disease, including COVID-19.

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

Liquidity

The Company has incurred net losses since inception, including net losses of $29.1 million and $16.9 million for the nine months ended September 30, 2022 and 2021, respectively, and it expects to generate losses from operations and negative operating cash flows for the foreseeable future primarily due to research and development costs for its potential product candidates. As of September 30, 2022, the Company had an accumulated deficit of $108.2 million.

On October 1, 2021, the Company entered into an Open Market Sale Agreement (“ATM Agreement”) with Jefferies Group LLC, which provides that, upon the terms and subject to the conditions and limitations in the ATM Agreement, the Company may elect, from time to time, to offer and sell shares of common stock under the registration statement having an aggregate offering price of up to $75.0 million through Jefferies Group LLC acting as sales agent. The Company filed a shelf registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission (“SEC”) on October 14, 2021, pursuant to which the Company may issue from time-to-time securities with an aggregate value of up to $200.0 million. The Company has not yet sold any shares under the ATM Agreement or the shelf registration statement.

The Company had cash and cash equivalents of $27.1 million at September 30, 2022. The Company expects that its cash will enable it to fund its operating expenses and capital expenditure requirements for at least 12 months from the filing date of this Quarterly Report on Form 10-Q; however; more funding will be necessary beyond this point to fund additional research and development, clinical development and operations in order to pursue the Company’s growth strategy.

If the Company cannot obtain the necessary funding, it will need to delay, scale back or eliminate some or all of its research and development programs or enter into collaborations with third parties relative to potential programs, products or technologies that it might otherwise seek to progress independently (or enter into these collaborations sooner than it might otherwise have intended to); consider various other strategic alternatives, including a possible merger or sale of the Company; or reduce or cease operations. If the Company engages in collaborations under these circumstances, it may receive lower consideration than if it had not entered into such arrangements or if it entered into such arrangements at later stages in the research and development process. Additionally, volatility in the capital markets generally and the biotechnology sector specifically, as well as general economic conditions in the United States may be a significant obstacle to raising the required funds on satisfactory terms, if at all.

Operations of the Company are subject to certain risks and uncertainties including various internal and external factors that will affect whether and when the Company’s programs and product candidates become approved drugs and how significant their market share will be, many of which are outside of the Company’s control. The length of time and cost of developing and commercializing these product candidates and/or failure of them at any stage of the drug approval process will materially affect the Company’s financial condition and future operations. The Company is also subject to risks and uncertainties as a result of the ongoing COVID-19 pandemic. Although there is uncertainty as to the extent of the continued impact of the COVID-19 pandemic, including the continued impact to capital markets and economies worldwide in the form of economic slowdowns or recession, there has not been a significant impact to the Company’s operations or financial statements to date.

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

Unaudited interim results

These unaudited condensed financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and the notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2022. The accompanying condensed financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 are unaudited but have been prepared on the same basis as the annual audited financial statements and include all adjustments that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Condensed balance sheet amounts as of December 31, 2021 have been derived from the audited financial statements as of that date.

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

Segment and geographic information

Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker (the “CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The CODM is the Company’s Chief Executive Officer. The Company views its operations as, and manages its business in, one operating segment operating exclusively in the United States of America.

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

Cash and cash equivalents and restricted cash are Level 1 assets as of September 30, 2022 and December 31, 2021.

Restricted cash

Restricted cash represents collateral provided for a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate facilities. Cash will be released from restriction upon termination of the lease. Restricted cash was $100,000 at both September 30, 2022 and 2021, respectively. The following table provides a reconciliation of the components of cash and cash equivalents and restricted cash presented in the condensed statements of cash flows:

(in thousands)	September 30, 2022	September 30, 2021
Cash and cash equivalents	$27,078	$56,243
Restricted cash	100	100
	$27,178	$56,343

Equity issuance costs

The Company capitalized costs that were directly associated with establishing the ATM Agreement and shelf registration statement in 2021. These costs will remain capitalized until such financings are consummated, at which time such costs will be recorded against the gross proceeds from the applicable financing. If a financing is abandoned, deferred offering costs are expensed. Ongoing costs that are directly associated with the ATM Agreement are expensed as incurred.

Deferred offering costs were $0.3 million as of each of September 30, 2022 and December 31, 2021, respectively, on the condensed balance sheet.

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

The Company estimates the fair value of options granted using the Black-Scholes option pricing model for stock option grants to both employees and non-employees. The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (i) the expected stock price volatility, (ii) the expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. Due to the lack of Company-specific historical and implied volatility data, the Company has based its computation of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to the Company, including stage of product development and biopharmaceutical industry focus. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The Company uses the simplified method to calculate the expected term for options granted to employees and non-employees whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the options due to its lack of sufficient historical data. The risk-free interest rate is based on U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock. The exercise price is the fair value of the common stock as of the measurement date.

Net loss per share

Basic net loss per share of common stock is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share of common stock is computed by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share of common stock is computed by dividing the diluted net loss by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of common stock equivalents.

The following potentially dilutive securities outstanding as of September 30, 2022 and 2021 have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	September 30,
	2022	2021
Stock options(1)	2,509,759	1,936,546
Common stock warrants(1)	1,303,112	1,314,223
	3,812,871	3,250,769
(1)	Represents common stock equivalents.

In periods in which the Company reports a net loss per share of common stock, diluted net loss per share of common stock is the same as basic net loss per share of common stock since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss per share of common stock for the three and nine months ended September 30, 2022 and 2021.

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

At the inception of an arrangement, the Company determines whether an arrangement contains a lease based on facts and circumstances present in the arrangement. An arrangement is or contains a lease if the arrangement conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Typically, lessees are required to recognize leases with a term greater than one year on the balance sheet as an operating or finance lease liability and right-of-use asset. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The Company has elected the practical expedient to not recognize leases with a term of 12 months or less. The Company does not have any financing leases as of September 30, 2022.

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

Recently adopted accounting standards

On January 1, 2022, the Company adopted ASC 842, which establishes ASC 842 and supersedes the lease accounting guidance under ASC 840. The standard generally requires lessees to recognize operating and finance lease liabilities and corresponding right-of-use (ROU) assets on the balance sheet and provide enhanced disclosures on the amount, timing, and uncertainty of cash flows arising from lease arrangements. The Company adopted ASC 842 using the modified retrospective approach. The Company elected the package of practical expedients available for existing contracts, which allowed the Company to carry forward its historical assessments of lease identification, lease classification, and initial direct costs. The Company also elected a policy to not apply the recognition requirements of ASC 842 for short-term leases with a term of 12 months or less.

As of January 1, 2022, the effective date, the Company identified one operating lease arrangement relating to the Company’s headquarters facility and one short-term lease relating to laboratory equipment. The adoption of ASC 842 resulted in a recognition of an ROU asset and lease liability of $0.2 million on the Company’s condensed balance sheet relating to the leases as of January 1, 2022. The adoption of the standard did not have a material effect on the Company’s condensed statements of operations and condensed statements of cash flows (Note 8).

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

3. Government assistance programs

DoD expense reimbursement contract

In July 2020, the Company entered into an Other Transaction Authority for Prototype Agreement (as amended, the “OTA Agreement”) with the DoD to fund the Company’s efforts in developing an antibody cocktail therapeutic to treat COVID-19. The amount of funding originally made available to the Company under the OTA Agreement was $13.3 million. In May 2021, the Company and the DoD amended the OTA Agreement, pursuant to which the DoD award was increased from $13.3 million to $17.6 million. Under the OTA Agreement, the DoD is required to pay the Company, upon submission of proper invoices, within 30 calendar days of receipt of request for payment.

The Company recorded contra-research and development expense related to the OTA Agreement of $0.0 million and $5.3 million for the three months ended September 30, 2022 and 2021, respectively, and $0.6 million and $13.4 million for the nine months ended September 30, 2022 and 2021, respectively, in the condensed statements of operations. The Company had an expense reimbursement receivable balance of $0.2 million and $2.7 million due from the DoD in prepaid expenses and other current assets as of September 30, 2022 and December 31, 2021, respectively, in the accompanying condensed balance sheets.

Costs that have been reimbursed by the DoD but not yet expensed by the Company are recorded as a deferred research obligation liability for the period. The Company has a deferred research obligation liability of $0.0 million and $2.0 million as of September 30, 2022 and December 31, 2021, respectively. This amount is included in accrued expenses and other liabilities in the accompanying condensed balance sheets. DoD reimbursable services that have been performed but not yet billed are recorded as an unbilled receivable in prepaid expenses and other current assets in the accompanying condensed balance sheets. The Company had an unbilled receivable from the DoD of $0.0 and $1.6 million as of September 30, 2022 and December 31, 2021, respectively.

As of September 30, 2022, the Company has received $17.4 million in expense reimbursement from the DoD under the OTA Agreement.

CARES Act employee retention credit

Under the CARES Act, the Company met eligibility criteria for a $0.8 million refundable employee retention credit. The Company recorded contra-expense to personnel related costs within research and development expense and general and administrative expense of $0.0 for the three months ended September 30, 2022 and contra-expense to research and development expense of $0.6 million and general administrative expense of $0.2 million for the nine months ended September 30, 2022, respectively, in the condensed statements of operations. No such amounts were recognized for the three and nine months ended September 30, 2021. The Company had an employee retention credit receivable balance due from the U.S. Department of Treasury of $0.8 million and $0.0 in prepaid expenses and other current assets as of September 30, 2022 and December 31, 2021, respectively, in the accompanying condensed balance sheets.

4. Prepaid expenses and other assets

Prepaid expenses and other assets consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
CARES Act employee retention credit receivable	$847	$—
Research and development advance payments	530	586
Other prepaids and short-term deposits	324	492
Reimbursement receivable from DoD	243	2,674
Prepaid insurance	217	2,019
Unbilled reimbursement receivable from DoD	—	1,638
	$2,161	$7,409

5. Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Research and development	$2,514	$2,840
Compensation and related benefits	1,367	1,246
Professional fees	236	227
Short-term operating lease liability and other liabilities	91	317
Deferred research obligations	22	2,021
	$4,230	$6,651

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

Employee benefit plan

The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company assumes all administrative costs of the 401(k) Plan and makes matching contributions as defined in the 401(k) Plan document. The Company made matching contributions of $0.1 million to the 401(k) Plan for each of the three months ended September 30, 2022 and 2021, respectively, and $0.2 million and $0.1 million for the nine months ended September 30, 2022 and 2021, respectively.

Legal proceedings

The Company is not a party to any material litigation and does not have contingency reserves established for any litigation liabilities. At each reporting date, the Company evaluates whether a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies.

License agreements

The Company entered into various license agreements to further discover, develop and commercialize certain technologies and treatments. The Company may need to pay developmental and regulatory milestone payments of up to approximately $2.6 million. In addition, the Company may need to pay royalty rates on net product sales, a portion of certain sublicense and collaboration payments, and certain commercial milestone payments of up to approximately $1.5 million, if any.

The Company recorded $0.0 million and $0.1 million in milestone payments during the three and nine months ended September 30, 2022, respectively, in research and development expenses in the condensed statements of operations. No such costs were recorded during the three and nine months ended September 30, 2021, respectively.

8. Leases

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

Supplemental condensed balance sheet information related to leases as of September 30, 2022 was as follows (in thousands):

Operating leases:
Operating lease right-of-use assets	$171

Operating lease liability	$86
Operating lease liability, net of current portion	93
Total operating lease liability	$179

Operating lease liability and operating lease liability, net of current portion is included in accrued expenses and other current liabilities and other long-term liabilities, respectively, in the accompanying condensed balance sheets.

Operating lease expense recorded as research and development and general and administrative expenses in the condensed statements of operations is as follows (in thousands):

Operating lease cost (in thousands)	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
General and administrative	$40	$57
Research and development	20	124
Total lease expense	$60	$181

Short term lease expense recorded as research and development expense in the condensed statements of operations for the three and nine months ended September 30, 2022 was $0.0 and $0.1 million, respectively.

Under ASC 840, lease expense was $0.1 million and $0.2 million for the three and nine months ended September 30, 2021, respectively.

Other information related to the operating lease where the Company is the lessee was as follows:

Nine Months Ended September 30, 2022
Weighted-average remaining lease term (in years)	1.50
Weighted-average discount rate	9.0%

Supplemental cash flow information related to the operating lease was as follows (in thousands):

Nine Months Ended September 30, 2022
Cash paid for operating lease liability	$173

As of September 30, 2022, minimum rental commitments under the operating lease were as follows (in thousands):

Years ending December 31,	Amount
2022 (represents remaining three months in 2022)	$61
2023	246
2024	63
Total lease payments	370
Less imputed interest	(191)
Present value of lease liability	$179

9. Common stock

Common stock

The holders of common stock are entitled to one vote for each share of common stock. Subject to the approval of the holders of a majority in interest of the Company’s stockholders entitled to vote thereon, the holders of common stock are entitled to receive dividends out of legally available funds. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the holders of common stock are entitled to share ratably in the remaining assets of the Company available for distribution.

On August 4, 2021, the Company sold 14,115 shares of the Company’s common stock for $15.94 per share to a purchaser in accordance with the Stock Purchase Agreement.

On April 28, 2021, the Company sold 1,000,000 units, each unit comprising one share of the Company’s common stock and one Series B Warrant (each, a “Series B Warrant”) to purchase one-half of a share of common stock. The units were issued in a private placement at a price of $27.00 per unit for gross proceeds of $27.0 million. The Series B Warrants are equity-classified, exercisable at any time, have an exercise price of $45.00 per share and will terminate at three years from the date of issuance. The fair value of the warrants on the date of issuance was $6.0 million. The fair value of the warrants was estimated using a Black-Scholes Option Pricing Model. The significant assumptions used in preparing the option pricing model for valuing the Company's warrants to purchase shares of common stock as of April 28, 2021 included (i) volatility of 82.7%, (ii) risk free interest rate of 0.35%, (iii) strike price of $45.00 per share, (iv) fair value of common stock of $28.70 per share, and (v) expected life of three years. As described below, in September 2022, the Series B Warrants were modified to reduce the strike price to $10.00 per share and to remove the Company’s call right.

Warrants to acquire shares of common stock

On September 2, 2022, the Company notified holders of the Company’s Series B Warrants (the “Holders”) of the Company’s agreement to permit Holders to exercise the Series B Warrants at an exercise price of $10.00 per share (reduced from the previous exercise price of $45.00 per share) at any time prior to the expiration date of the Series B Warrants. The Company recognized a deemed dividend of $0.6 million, which represents the incremental fair value of the outstanding warrants as a result of the modification. This deemed dividend is recorded in the Company's consolidated statement of operations as an increase to the net loss attributable to common stockholders for purposes of computing net loss per share, basic and diluted. The net impact to the condensed statements of changes in stockholders’ equity was zero because the warrants were equity classified before and after the modification.

At September 30, 2022, common stock warrants outstanding were as follows:

Warrants	Warrants Outstanding	Exercise Price per Share	Expiration Date
Series A	803,112	$ 9.00	June 2, 2023
Series B	500,000	$ 10.00	April 28, 2024
	1,303,112

During nine months ended September 30, 2022, no warrants were exercised. During the nine months ended September 30, 2021, 148,653 warrants exercisable for $9.00 per share were exercised, and the Company received proceeds of $1.3 million and 148,653 shares of the Company’s common stock were issued. Additionally, 72,320 warrants exercisable for $9.00 per share were exercised in cashless transactions during the nine months ended September 30, 2021 and 45,322 shares of the Company’s common stock were issued.

10. Share-based compensation

In July 2008, the Board of Directors adopted the 2008 Equity Incentive Plan (the “2008 Plan”) which provided for the grant of qualified incentive stock options and non-qualified stock options, restricted stock or other awards to the Company’s employees, officers, directors, advisors, and outside consultants for the issuance or purchase of shares of the Company’s common stock. The 2008 Plan was replaced in July 2018 with the 2018 Equity Incentive Plan (2018 Plan and collectively with the 2008 Plan, the “Prior Plans”). At the time that the 2008 Plan was terminated, there were 388,748 shares available for grant that were transferred to the 2018 Plan. On September 24, 2020, the 2018 Plan was terminated and replaced with the 2020 Equity Incentive Plan (the “2020 Plan”). Additionally, the number of shares of our common stock reserved for issuance under the 2020 Plan will automatically increase on January 1 of each year, beginning on January 1, 2021 and continuing through and including January 1, 2030, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s Board of Directors. As of September 30, 2022, there were 1,336,088 shares available for future issuance under the 2020 Plan.

The Company also adopted the 2020 Employee Stock Purchase Plan (“ESPP”) on September 18, 2020 which provides for the grant of purchase rights to purchase shares of the Company’s common stock to eligible employees, as defined by the ESPP. The maximum number of shares of common stock that may be issued under the ESPP will not exceed 125,000 shares of common stock, plus the number of shares of common stock that are automatically added on January 1 of each calendar year for a period of up to ten years, commencing on the first January 1 following the year in which an IPO occurs and ending on, and including, January 1, 2030, in an amount equal to the lesser of (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, and (ii) 1,000,000 shares of common stock. As of September 30, 2022, there were 352,446 shares available under the ESPP. No shares of common stock have been issued under the ESPP as of September 30, 2022.

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

Share-based compensation expense recorded as research and development and general and administrative expenses in the condensed statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$480	$402	$1,387	$924
General and administrative	860	753	2,590	1,305
	$1,340	$1,155	$3,977	$2,229

Unrecognized compensation cost related to unvested options was $10.5 million as of September 30, 2022 and will be recognized over an estimated weighted average period of 3.1 years.

Stock options

The weighted average assumptions used in the Black-Scholes option-pricing model for stock options granted were:

	Nine Months Ended September 30,
	2022	2021
Expected volatility	85.6%	83.1%
Risk-free interest rate	2.7%	1.0%
Expected term (in years)	5.97	6.04
Expected dividend yield	—	—
Fair value of common stock	$3.64	$23.61

A summary of option activity under the Plans and 2020 Plan during the nine months ended September 30, 2022 is as follows:

			Weighted
		Weighted	average
		average	remaining
	Number of	exercise price	contractual
	shares	per share	term (years)
Outstanding at January 1, 2022	2,005,756	$11.26	8.50
Granted	543,900	3.64	9.45
Forfeited	(22,042)	12.20	—
Expired	(634)	17.96	—
Exercised	(17,221)	1.85	7.34
Outstanding at September 30, 2022	2,509,759	9.66	8.12
Exercisable at September 30, 2022	1,111,573	8.41	7.41

The weighted-average grant date fair value per share of stock options granted during the nine months ended September 30, 2022 and 2021 was $2.65 and $17.77, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2022 was $0.1 million. The aggregate intrinsic value of stock options outstanding at September 30, 2022 is $3.4 million.

Restricted stock awards

During August 2021, the Company granted 13,500 fully vested restricted stock awards. The Company recorded stock-based compensation expense of $0.2 million for the three and nine months ended September 30, 2021 related to the restricted stock awards granted. No such transaction occurred for the three and nine months ended September 30, 2022.

11. Related party transactions

In November 2015, the Company entered into a management services agreement (the “Broadband MSA”) with BCM Advisory Partners LLC and Broadband Capital Partners LLC (collectively “Broadband Capital”). Certain directors of the Company are principals of Broadband Capital. Under the Broadband MSA, the Company engages Broadband Capital as a consultant for advice in connection with senior management matters related to the Company’s business, administration and policies in exchange for a cash fee to Broadband Capital of $20,000 per month. The Broadband MSA was amended and/or restated in July 2016, January 2017, June 2018, March 2020 and August 2020. In June 2021, the Company extended the Broadband MSA to continue through June 2022. The Broadband MSA expired in June 2022. The Company recorded $0.0 million and $0.1 million during the three months ended September 30, 2022 and 2021, respectively, and $0.1 million and $0.2 million during the nine months ended September 30, 2022 and 2021, respectively, related to the Broadband MSA, which is included in general and administrative expenses in the condensed statements of operations. Amounts due to Broadband Capital were $0.1 million and $0 as of September 30, 2022 and December 31, 2021, respectively.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “should,” ”seek,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events, financial trends and other matters that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results to differ include, but are not limited to, those risks and uncertainties associated with: the impact of the COVID-19 pandemic on Immunome’s business, operations, strategy, goals and anticipated milestones; the fact that research and development data are subject to differing interpretations and assessments; Immunome’s ability to execute on its strategy, including with respect to its R&D efforts, IND submissions and other regulatory filings, timing of these filings and the timing and nature of governmental authority feedback regarding the same, initiation, continuation and completion of any clinical studies, confirmatory testing and other anticipated milestones as and when anticipated; the effectiveness of Immunome’s product candidates, including the possibility that further preclinical data and any clinical trial data may be inconsistent with the data used for advancing the product candidates and that further variants of concern could emerge; Immunome’s ability to fund operations and raise capital; Immunome’s reliance on vendors; the competitive landscape; and the additional risks and uncertainties set forth more fully under the caption “Risk Factors” in Immunome’s Annual Report on Form 10-K filed with the SEC on March 28, 2022, and elsewhere in Immunome’s filings and reports with the SEC. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for us to predict all risk factors and uncertainties. In addition, we may discuss our current and potential future product candidates that have not yet undergone clinical trials or been approved for marketing by the U.S. Food and Drug Administration or other governmental authority, including expectations about their therapeutic potential and benefits thereof. No representation is made as to the safety or effectiveness of these current or potential future product candidates for the use for which such product candidates are being studied. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Overview

Since our inception in 2006, we have devoted substantially all our resources to research and development, raising capital, building our management team and building our intellectual property portfolio. To date, we have financed our operations primarily through sales of our common stock, Series A convertible preferred stock and warrants, warrant exercises, the issuance of convertible promissory notes, and the Paycheck Protection Program loan (“PPP loan”) that was forgiven in May 2021. In addition, in July 2020, the Company entered into an Other Transaction Authority for Prototype Agreement (“OTA Agreement”), with the Department of Defense (“DoD”) to fund the Company’s efforts in developing an antibody cocktail therapeutic to treat COVID-19. The amount of funding available to the Company under this expense reimbursement contract was $13.3 million. In May 2021, the Company and the DoD amended the OTA Agreement, pursuant to which the DoD award was increased from $13.3 million to $17.6 million. As of September 30, 2022, the Company has received $17.4 million in expense reimbursement from the DoD under the OTA Agreement.

To date, we have not generated any revenue from product sales and do not expect to generate revenue from the sale of products for the foreseeable future. Since inception we have incurred significant operating losses. Our net losses for the three months ended September 30, 2022 and 2021 were $8.5 million and $7.7 million, respectively, and $29.1 million and $16.9 million for the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, we had cash and cash equivalents of $27.1 million. We expect to continue to incur losses for the foreseeable future. We expect to continue to incur significant expenses and increasing operating losses in connection with ongoing research and development activities related to our portfolio of programs as we continue development of our product candidates, IMM-ONC-01 and IMM-BCP-01, respectively. We also plan to perform research activities as we seek to discover and develop additional product candidates; carry out maintenance, expansion, enforcement, defense, and protection of our intellectual property portfolio; and hire research and development, clinical and administrative personnel. If we cannot obtain the necessary funding on favorable terms, if at all, we will need to delay, scale back or eliminate some or all of our research and development programs. We may also need to consider other various strategic alternatives, including a merger or sale of the Company; or reduce or cease operations. If we engage in collaborations, we may receive lower consideration upon commercialization of such products or technologies than if we had not entered into such arrangements or if we entered into such arrangements at later stages in the research and development process. We currently have no sources of revenue, and our ability to continue to fund our future business plans is dependent on our ability to raise capital to fund our present and future business plans. Additionally, volatility in the capital markets, the competitive landscape and general economic conditions in the United States may be a significant obstacle to raising the required funds.

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

Through September 30, 2022, we raised an aggregate of $125.1 million in gross proceeds from sales of our common stock, Series A convertible preferred stock and warrants, warrant and stock option exercises, the issuance of convertible promissory notes, and the PPP loan. On October 1, 2021, we entered into an Open Market Sale Agreement (“ATM Agreement”) with Jefferies Group LLC, which provides that, upon the terms and subject to the conditions and limitations in the ATM Agreement, we may elect, from time to time, to offer and sell shares of common stock under our existing shelf registration statement having an aggregate offering price of up to $75.0 million through Jefferies Group LLC acting as sales agent. The Company has not yet sold any shares under the ATM Agreement or the shelf registration statement.

We expect that our cash as of September 30, 2022 will be sufficient to fund our operations at least 12 months from the filing date of this Quarterly Report on Form 10-Q, including our planned development activities for IMM-BCP-01 and IMM-ONC-01. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner than we currently expect. See “— Liquidity and capital resources.” Due to the numerous risks and uncertainties associated with the research and development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

Our lead discovery programs

SARS-CoV-2 (“IMM-BCP-01”)

We are actively developing an antibody cocktail derived from the B cells of COVID-19 patients who exhibited high neutralizing titers. IMM-BCP-01 targets non-overlapping regions of the Spike protein of SARS-CoV-2 which include highly conserved, subdominant epitopes. The cocktail promotes both ACE2 and non-ACE2 dependent neutralization and induces natural viral clearance mechanisms such as antibody dependent cellular cytotoxicity, complement activation and phagocytosis in pre-clinical testing. If successful in clinical testing, we expect that our antibody cocktail product candidate could be used both as a treatment for individuals who have contracted SARS-CoV-2 and as a prophylactic to offer protection against the virus for individuals who are at risk of contracting SARS-CoV-2. We are conducting this program in collaboration with the DoD. The IMM-BCP-01 program is broadly focused on the emerging variants of SARS-CoV-2. IMM-BCP-01 retains neutralization activity, in preclinical testing, against the Omicron variant and its dominant sub-lineages, including the BA.4/.5 variants which account for the majority of current cases. We submitted an IND application for the IMM-BCP-01 program to the U.S. FDA in November 2021 and initiated the Phase 1b study of IMM-BCP-01 in patients infected with SARS-CoV-2 in June 2022. We expect to obtain topline safety and PK data by the end of the year and announce those results in the beginning of 2023.

Oncology (“IMM-ONC-01”)

Our lead oncology program is focused on IL-38, which we believe is a novel, negative regulator of inflammation capable of promoting tumor evasion of the immune system. IL-38 was identified as the target of an antibody isolated from a hybridoma library generated from the memory B cells of a patient with squamous head and neck cancer. Query of public and proprietary (Tempus) databases of cancer gene expression revealed over-expression of IL-38 in multiple solid tumors. Further, a correlation with low levels of tumor-infiltrating immune effector cells, a hallmark of immune suppression in some of these patients’ tumors, and high IL-38 expression was also observed, suggesting a role for IL-38 as an immune checkpoint. Data obtained from preclinical testing indicated that blocking IL-38 function using inhibitory antibodies increased the immune response to the tumor and resulted in anti-tumor activity in select animal models, suggesting that anti-IL-38 antibodies could have therapeutic utility as single agents or in combination with other therapeutic modalities. Our recent analysis further confirms IL-38 expression is frequently elevated in samples of select patient tumor subtypes, in cancers such as head and neck, lung and gastroesophageal. We believe that this information could potentially guide patient selection for early clinical testing and may improve overall probability of demonstrating clinical utility, thereby improving the probability of clinical success. We plan to submit our IND application for the IMM-ONC-01 program by mid-2023.

Other programs and platform

In addition to the already described lead discovery programs, we will continue to invest in our proprietary discovery engine to expand our pipeline. The high output of antibody-target pairs resulting from our discovery engine may provide us with additional insights into the immune response against cancer and infectious diseases. We intend to continue to invest in this platform, to evaluate novel antibody-target pairs and to develop a pipeline of antibody therapeutics as single agents or in combination with other therapeutics or technologies to yield product candidates, such as Antibody-Drug Conjugates (“ADCs”). We believe our discovery engine has the ability to generate one to two development candidates per year.

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

COVID-19 pandemic

The ongoing COVID-19 pandemic is evolving, and to date has led to the implementation of various responses from time to time, including government-imposed quarantines, travel restrictions, and other public health safety measures. We have and will continue to closely monitor the spread of COVID-19 and its variants, and plan to continue taking proactive measures to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address the ongoing COVID-19 pandemic. We expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of the health and safety of our employees and other personnel in light of COVID-19 and variants thereof. The extent to which COVID-19 ultimately impacts our business, results of operations or financial condition will depend on future developments, which, despite progress in vaccination efforts, remain highly uncertain and cannot be predicted with confidence, such as the duration of the COVID-19 pandemic, new strains of the virus, including any future variants that may emerge, which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines, new information that may emerge concerning the severity of COVID-19, the direct and indirect economic effects of the pandemic and containment measures, including increases in inflation, supply chain disruption, labor shortage and shifting demand, and any additional preventative and protective actions taken to contain the pandemic or treat its impact, among others. The estimates of the impact on the Company’s business may change based on new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets. See “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 28, 2022 and elsewhere in our filings with the SEC for a discussion of the potential adverse impact of COVID-19 on our business, results of operations and financial condition.

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

In July 2020, we entered into the OTA Agreement with the DoD to fund the development of IMM-BCP-01 to treat COVID-19. The OTA Agreement was modified in May 2021 to increase such funding. In connection with the OTA Agreement, we record expense reimbursements received from the DoD as contra-research and development expenses in the same period the underlying expenses are incurred.

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

Comparison of the three and nine months ended September 30, 2022 and 2021

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change

Operating expenses:	(in thousands)			(in thousands)
Research and development	$5,225	$4,513	$712	$19,020	$9,725	$9,295
General and administrative	3,309	3,210	99	10,094	7,635	2,459
Total operating expenses	8,534	7,723	811	29,114	17,360	11,754
Loss from operations	(8,534)	(7,723)	(811)	(29,114)	(17,360)	(11,754)
Other income	—	6	(6)	—	506	(506)
Interest income (expense), net	1	(3)	4	4	(5)	9
Net loss	$(8,533)	$(7,720)	$(813)	$(29,110)	$(16,859)	$(12,251)

Three months ended September 30, 2022 and 2021

Research and development expenses

Research and development expenses were $5.2 million and $4.5 million, net of DoD reimbursement for the three months ended September 30, 2022 and 2021, respectively.

Research and development expenses increased by $0.7 million for the three months ended September 30, 2022. This increase is primarily due to a $5.3 million reduction of contra-research and development expense as a result of a reduction in BCP-01 program spending and reimbursable related expenses under the DoD agreement during the three months ended September 30, 2022. Contra-research and development expenses offsets the expenses recognized in the period for the DoD agreement. Personnel-related costs increased by $0.2 million due to an increase in headcount and stock-based compensation offset by a $4.7 million decrease in outsourced research and materials and a $0.1 million decrease in facility related costs.

Research and development expenses are expected to increase in the future as we continue our current research programs, initiate new research programs, continue our preclinical development of product candidates and conduct current and future clinical trials for our programs and product candidates.

General and administrative expenses

General and administrative expenses increased by $0.1 million to $3.3 million for the three months ended September 30, 2022 from $3.2 million for the three months ended September 30, 2021. The increase was primarily a result of a $0.3 million increase in personnel-related costs due to an increase in headcount and stock-based compensation offset by a $0.2 million decrease in professional fees, general fees and facility related costs.

Interest income (expense), net

Interest expense consists of interest related to equipment loan payables. Interest income consists of interest earned on our cash balances held with financial institutions.

Nine months ended September 30, 2022 and 2021

Research and development expenses

Research and development expenses were $19.0 million and $9.7 million, net of DoD reimbursement for the nine months ended September 30, 2022 and 2021, respectively.

Research and development expenses increased by $9.3 million for the nine months ended September 30, 2022. This increase is primarily due to a $12.7 million reduction of contra-research and development expense as a result of a reduction in BCP-01 program spending and reimbursable related expenses under the DoD agreement during the nine months ended September 30, 2022. Contra-research and development expenses offsets the expenses recognized in the period for the DoD agreement. Personnel-related costs increased by $1.4 million due to an increase in headcount and stock-based compensation. These increases in personnel-related costs were offset by $0.6 million in contra-expense to personnel related costs relating to the CARES Act employee retention credit. In addition, outsourced research and raw materials decreased by $3.9 million and facility related costs decreased by $0.3 million.

Research and development expenses are expected to increase in the future as we continue our current research programs, initiate new research programs, continue our preclinical development of product candidates and conduct current and future clinical trials for our programs and product candidates.

General and administrative expenses

General and administrative expenses increased by $2.5 million to $10.1 million for the nine months ended September 30, 2022 from $7.6 million for the nine months ended September 30, 2021. The increase was primarily a result of a $2.5 million increase in personnel-related costs due to an increase in headcount and stock-based compensation offset by $0.2 million in contra-expense to personnel related costs relating to the CARES Act employee retention credit. In addition, professional fees and other general expenses increased by $0.2 million for the nine months ended September 30, 2022.

Interest income (expense), net

Interest expense consists of interest related to loan payables. Interest income consists of interest earned on our cash balances held with financial institutions.

Other income

Other income for the nine months ended September 30, 2021 consists of forgiveness of the PPP Loan.

Liquidity and capital resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as continue our preclinical development of product candidates and conduct current and future clinical trials for our product candidates. Through September 30, 2022, we raised an aggregate of $125.1 million in gross proceeds from sales of our common stock, Series A convertible preferred stock and warrants, warrant and stock option exercises, the issuance of convertible promissory notes, and the PPP loan that was forgiven in May 2021. As of September 30, 2022, we had $27.1 million in cash and cash equivalents. On October 1, 2021, we entered into an Open Market Sale Agreement (“ATM Agreement”) with Jefferies Group LLC, which provides that, upon the terms and subject to the conditions and limitations in the ATM Agreement, we may elect, from time to time, to offer and sell common shares under the registration statement having an aggregate offering price of up to $75.0 million through Jefferies Group LLC acting as sales agent. We filed a shelf registration statement on Form S-3, which was declared effective by the SEC on October 14, 2021, pursuant to which we may issue from time-to-time securities with an aggregate value of up to $200.0 million. The Company has not yet sold any shares under the ATM Agreement or the shelf registration statement.

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

Cash flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021

	(in thousands)
Cash used in operating activities	$(22,007)	$(11,421)
Cash used in investing activities	(176)	(65)
Cash provided by financing activities	32	27,963
Net (decrease) increase in cash and cash equivalents and restricted cash	$(22,151)	$16,477

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $22.0 million, consisting primarily of our net loss of $29.1 million and net decreases of accrued expenses and other liabilities and accounts payable of $2.4 million, offset by net noncash charges of $4.3 million for stock compensation expense, depreciation and amortization of right-of-use asset and decreases in prepaid expenses and other assets of $5.2 million.

Net cash used in operating activities for the nine months ended September 30, 2021 was $11.4 million, consisting primarily of our net loss of $16.9 million, increases in prepaid expenses and other assets of $1.8 million, and forgiveness of PPP Loan of $0.5 million, offset by noncash charges of $2.9 million for stock compensation expense, depreciation and amortization, and increases in accrued expenses and other liabilities of $2.8 million and accounts payable of $2.1 million.

Investing activities

During the nine months ended September 30, 2022 and 2021, we used $0.2 million and $0.1 million, respectively, for the purchase of property and equipment.

Financing activities

During the nine months ended September 30, 2022, financing activities provided $32,000 from exercise of stock options.

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

We expect that our existing cash at September 30, 2022 will enable us to fund our current and planned operating expenses and capital expenditures at least 12 months from the filing date of this Quarterly Report on Form 10-Q. The Company will need additional financing to support its continuing operations and pursue its research and development strategy. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of any purchaser will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our research and development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Recently adopted accounting standards

On January 1, 2022, the Company adopted Accounting Standards Update No. 2016-02, Leases (“Topic 842”) (“ASU 2016-02”), which establishes ASC 842 and supersedes the lease accounting guidance under ASC 840. The standard generally requires lessees to recognize operating and finance lease liabilities and corresponding right-of-use (“ROU”) assets on the condensed balance sheet and provide enhanced disclosures on the amount, timing, and uncertainty of cash flows arising from lease arrangements. The Company adopted ASC 842 using the modified retrospective approach. The Company elected the package of practical expedients available for existing contracts, which allowed the Company to carry forward our historical assessments of lease identification, lease classification, and initial direct costs. The Company also elected a policy to not apply the recognition requirements of ASC 842 for short-term leases with a term of 12 months of less.

As of January 1, 2022, the effective date, the Company identified one operating lease arrangement relating to the Company’s headquarter facility and a short-term lease relating to laboratory equipment. The adoption of ASC 842 resulted in a recognition of an ROU asset and lease liability of $0.2 million on the Company’s condensed balance sheet relating to the leases as of January 1, 2022. The adoption of the standard did not have a material effect on the Company’s condensed statements of operations and condensed statements of cash flows.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer

have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to ensure the timely disclosure of required information in our SEC filings.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Immunome, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed October 6, 2020).

3.2	Amended and Restated Bylaws of Immunome, Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed October 6, 2020).

10.1	Letters to Holders of Series B Warrants to Purchase Shares of Common Stock (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8K filed September 2, 2022).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive Data File (Form 10-Q for the Quarterly Period ended September 30, 2022 filed in XBRL). The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed." The instance document does not appear in the interactive file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive File (embedded within the Inline XBRL document).
*	Filed or furnished herewith.

# Management contracts or compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNOME, INC.
(Registrant)

Date: November 14, 2022	By:	/s/ Purnanand D. Sarma
	Name:	Purnanand D. Sarma, Ph. D.
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Corleen M. Roche
	Name:	Corleen M. Roche
	Title:	Chief Financial Officer
(Principal Financial Officer)