Form 10-Q
period 2023-03-31
Immunome Inc.
filed 2023-05-05
CIK 1472012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

There were 12,215,018 shares of the registrant’s common stock outstanding as of May 1, 2023.

IMMUNOME, INC.

Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

IMMUNOME, INC.

Condensed Balance Sheets

(In thousands, except share data)

(unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$44,424	$20,323
Prepaid expenses and other current assets	2,112	2,326
Total current assets	46,536	22,649
Property and equipment, net	916	681
Operating right-of-use asset, net	230	284
Restricted cash	100	100
Deferred offering costs	332	332
Total assets	$48,114	$24,046
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,310	$2,400
Accrued expenses and other current liabilities	3,306	4,931
Deferred revenue, current	18,215	—
Total current liabilities	24,831	7,331
Deferred revenue, non-current	9,421	—
Other long-term liabilities	—	62
Total liabilities	34,252	7,393
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 12,194,184 and 12,128,843 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	134,132	132,653
Accumulated deficit	(120,271)	(116,001)
Total stockholders’ equity	13,862	16,653
Total liabilities and stockholders’ equity	$48,114	$24,046

The accompanying notes are an integral part of these unaudited condensed financial statements.

IMMUNOME, INC.

Condensed Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Collaboration revenue	$2,364	$—
Operating expenses:
Research and development	3,913	8,078
General and administrative	2,922	3,576
Total operating expenses	6,835	11,654
Loss from operations	(4,471)	(11,654)
Interest income	201	1
Net loss	$(4,270)	$(11,653)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.35)	$(0.96)
Weighted-average common shares outstanding, basic and diluted	12,182,478	12,122,903

The accompanying notes are an integral part of these unaudited condensed financial statements.

IMMUNOME, INC.

Condensed Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

(unaudited)

	Stockholders’ equity
	Common stock		Additional
			paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at January 1, 2023	12,128,843	$1	$132,653	$(116,001)	$16,653
Share-based compensation expense	—	—	1,200	—	1,200
Issuance of common stock under ATM, net of $1 of issuance costs	5,925	—	34	—	34
Issuance of common stock	55,250	—	221	—	221
Vesting of restricted stock awards	4,166	—	24	—	24
Net loss	—	—	—	(4,270)	(4,270)
Balance at March 31, 2023	12,194,184	$1	$134,132	$(120,271)	$13,862

	Stockholders’ equity
	Common stock		Additional
			paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at January 1, 2022	12,110,373	$1	$127,289	$(79,105)	$48,185
Share-based compensation expense	—	—	1,310	—	1,310
Exercise of stock options	17,012	—	32	—	32
Net loss	—	—	—	(11,653)	(11,653)
Balance at March 31, 2022	12,127,385	$1	$128,631	$(90,758)	$37,874

The accompanying notes are an integral part of these unaudited condensed financial statements.

IMMUNOME, INC.

Condensed Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(4,270)	$(11,653)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	94	111
Amortization of right-of-use asset	54	25
Share-based compensation	1,224	1,310
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	214	3,973
Accounts payable	687	788
Accrued expenses and other current liabilities	(1,404)	(912)
Deferred revenue	27,636	—
Other long-term liabilities	(62)	(18)
Net cash provided by (used in) operating activities	24,173	(6,376)
Cash flows from investing activities:
Purchases of property and equipment	(106)	(6)
Net cash used in investing activities	(106)	(6)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	32
Proceeds from issuance of common stock under ATM, net	34	—
Net cash provided by financing activities	34	32
Net increase (decrease) in cash and cash equivalents and restricted cash	24,101	(6,350)
Cash and cash equivalents and restricted cash at beginning of period	20,423	49,329
Cash and cash equivalents and restricted cash at end of period	$44,524	$42,979

Supplemental disclosures of cash flow information:
Issuance of common stock to certain board of directors in lieu of accrued compensation	$221	$—
Property and equipment included in accounts payable	$223	$—
Offering costs included in accrued expenses and other liabilities	$—	$25
Offering costs included in accounts payable	$—	$25
Property and equipment included in accrued expenses and other current liabilities	$—	$3

The accompanying notes are an integral part of these unaudited condensed financial statements.

IMMUNOME, INC.

Notes to Condensed Financial Statements

(Unaudited)

1. Nature of the business

Organization

Immunome, Inc., the Company or Immunome, is a biopharmaceutical company. The Company was incorporated as a Pennsylvania corporation on March 2, 2006 and was converted to a Delaware corporation on December 2, 2015. The Company is utilizing a proprietary human memory B cell platform to discover and develop antibody therapeutics to improve patient care. The Company’s primary focus area is oncology.

Since its inception, the Company has devoted substantially all its resources to research and development, raising capital, building its management team and extending its intellectual property portfolio, and executing strategic partnerships. The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry including, but not limited to, risks associated with research, development, and manufacturing activities, uncertain results of preclinical and clinical testing, development of new technological innovations and products by competitors, dependence on key personnel, partners and third-party vendors, protection of proprietary technology, compliance with government regulations, regulatory approval of products and the ability to secure additional capital to fund operations.

Liquidity

The Company has incurred net losses since inception, including net losses of $4.3 million and $11.7 million for the three months ended March 31, 2023 and 2022, respectively, and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its programs and development candidates. As of March 31, 2023, the Company had an accumulated deficit of $120.3 million.

Through March 31, 2023, the Company raised an aggregate of $155.1 million in gross proceeds from sales of common stock, Series A convertible preferred stock and warrants, warrant and stock option exercises, the issuance of convertible promissory notes, the Paycheck Protection Program, or PPP, loan that was forgiven in May 2021, and strategic partnerships with AbbVie Global Enterprises Ltd, or AbbVie, and the Department of Defense, or the DoD. In January 2023, the Company received a $30.0 million non-refundable upfront payment from AbbVie under the collaboration and option agreement, or the Collaboration Agreement. In addition, the Company received $17.6 million in expense reimbursement from the DoD under the Other Transaction Authority for Prototype Agreement, or the OTA Agreement, from inception through 2022.

On January 4, 2023, the Company entered into the Collaboration Agreement with AbbVie, or the Collaboration Agreement, directed to the discovery of up to 10 novel target-antibody pairs leveraging our discovery engine. The Company is potentially eligible to receive up to approximately $2.8 billion from AbbVie under the Collaboration Agreement from the sources described in Note 3. There are no assurances that the Company will receive additional payments from AbbVie beyond the $30.0 million upfront payment.

On October 1, 2021, the Company entered into an Open Market Sale Agreement, or the ATM Agreement, with Jefferies Group LLC, which provides that, upon the terms and subject to the conditions and limitations in the ATM Agreement, the Company may elect, from time to time, to offer and sell shares of common stock under the registration statement having an aggregate offering price of up to $75.0 million through Jefferies Group LLC acting as sales agent. The Company filed a shelf registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission, or the SEC, on October 14, 2021, pursuant to which the Company may issue from time-to-time securities with an aggregate value of up to $200.0 million. Through March 31, 2023, the Company sold 5,925 shares of common stock under the ATM Agreement resulting in net proceeds of approximately $34,000. The Company can elect to sell additional shares under the ATM Agreement or shelf registration statement.

The Company had cash and cash equivalents of $44.4 million at March 31, 2023. The Company expects that its cash will enable it to fund its operating expenses and capital expenditure requirements for at least 12 months from the filing date of this Quarterly Report on Form 10-Q; however; more funding will be necessary to fund additional research and development and operations in order to pursue the Company’s growth strategy.

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

Unaudited interim results

These unaudited condensed financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and the notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2023. The accompanying condensed financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 are unaudited but have been prepared on the same basis as the annual audited financial statements and include all adjustments that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Condensed balance sheet amounts as of December 31, 2022 have been derived from the audited financial statements as of that date.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. Significant estimates and assumptions reflected in these condensed financial statements include, but are not limited to, the expected volatility used to estimate fair value of stock options, accrued research and development expenses, and the estimated costs which drive the revenue recognition for the Collaboration Agreement with AbbVie.

Estimates and assumptions are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from these estimates.

Segment and geographic information

Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker, or the CODM, or decision-making group, in deciding how to allocate resources and in assessing performance. The CODM is the Company’s Chief Executive Officer. The Company views its operations as, and manages its business in, one operating segment operating exclusively in the United States of America.

Fair value of financial instruments

ASC Topic 820, Fair Value Measurement, or ASC 820, establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the assets or liability and are developed based on the best information available in the circumstances. ASC 820 identifies fair value as the price that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tiered value hierarchy that distinguishes between the following:

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

Cash and cash equivalents and restricted cash are Level 1 assets as of March 31, 2023 and December 31, 2022.

Restricted cash

Restricted cash represents collateral provided for a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate facilities. Cash will be released from restriction upon termination of the lease. Restricted cash was $100,000 at both March 31, 2023 and 2022, respectively. The following table provides a reconciliation of the components of cash and cash equivalents and restricted cash presented in the condensed statements of cash flows:

(in thousands)	March 31, 2023	March 31, 2022
Cash and cash equivalents	$44,424	$42,879
Restricted cash	100	100
	$44,524	$42,979

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in a financial institution in excess of government insured limits. Management believes that the Company is not exposed to significant credit risk as the Company’s deposits are held at a financial institution that management believes to be of high credit quality, and the Company has not experienced any losses on these deposits.

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

Deferred offering costs were $0.3 million as of each of March 31, 2023 and December 31, 2022, respectively, on the condensed balance sheets.

Government assistance programs

The Company accounts for amounts received under its DoD expense reimbursement contract as contra-research and development expenses in the condensed statements of operations.

Collaboration revenue

The Company evaluates its collaborative arrangements pursuant to ASC 808, Collaborative Arrangements, or ASC 808, and ASC 606, Revenue from Contracts with Customers, or ASC 606. The Company considers the nature and contractual terms of collaborative arrangements and assesses whether the arrangement involves a joint operating activity pursuant to which the Company is an active participant and is exposed to significant risks and rewards with respect to the arrangement. If the Company is an active participant and is exposed to significant risks and rewards with respect to the arrangement, the Company accounts for the arrangement as a collaboration under ASC 808. If it is not exposed to significant risks and rewards and the contract is with a customer, the Company accounts for the collaboration under ASC 606.

Payments pursuant to collaborative arrangements may include non-refundable upfront payments, research option and license option payments, milestone payments upon the achievement of significant regulatory and development events, commercial sales milestones, and royalties on product sales. The amount of variable consideration is constrained until it is probable that the revenue is not at a significant risk of reversal in a future period.

In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under a collaboration arrangement, the Company applies the five-step model of ASC 606: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract, including whether they are capable of being distinct; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

The Company applies significant judgment when evaluating whether contractual obligations represent distinct performance obligations, allocating transaction price to performance obligations within a contract, determining when performance obligations have been met, and assessing the recognition of variable consideration. When consideration is received prior to the Company completing its performance obligation under the terms of a contract, a contract liability is recorded as deferred revenue. Deferred revenue expected to be recognized as revenue within the twelve months following the balance sheet date is classified as a current liability.

In January 2023, the Company entered into the Collaboration Agreement with AbbVie, which was determined to be within the scope of ASC 606. Please see Note 3 for further information related to the accounting for the Collaboration Agreement.

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

The following potentially dilutive securities outstanding as of March 31, 2023 and 2022 have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	March 31,
	2023	2022
Stock options(1)	2,493,410	2,009,844
Common stock warrants(1)	1,303,112	1,303,112
Unvested restricted stock awards (1)	20,834	—
	3,817,356	3,312,956
(1)	Represents common stock equivalents.

In periods in which the Company reports a net loss per share of common stock, diluted net loss per share of common stock is the same as basic net loss per share of common stock since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss per share of common stock for the three months ended March 31, 2023 and 2022.

Leases

The Company accounts for leases in accordance with ASC 842, Leases. At the inception of an arrangement, the Company determines whether an arrangement contains a lease based on facts and circumstances present in the arrangement. An arrangement is or contains a lease if the arrangement conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Typically, lessees are required to recognize leases with a term greater than one year on the condensed balance sheets as an operating or finance lease liability and right-of-use asset. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The Company has elected the practical expedient to not recognize leases with a term of 12 months or less. The Company does not have any financing leases as of March 31, 2023.

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

Recently adopted accounting standard

On January 1, 2023, the Company adopted ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. This standard amended its guidance on the recognition of impairment losses of certain financial instruments. The ASU established the current expected credit loss model, which is based on expected losses rather than incurred losses. Adoption of this standard had no impact on the Company’s condensed financial statements.

3. Collaboration Agreement with AbbVie

In January 2023, the Company entered into the Collaboration Agreement with AbbVie, pursuant to which the Company will use its proprietary discovery engine to discover and validate targets derived from patients with three specified tumor types, and antibodies that bind to such targets, which may be the subject of further development and commercialization by AbbVie. Pursuant to the terms of the Collaboration Agreement, the Company granted to AbbVie an exclusive option to purchase all rights to each novel target-antibody pair, or a Validated Target Pair or VTP, that the Company generates that meets certain mutually agreed criteria, up to a maximum of 10 in total, for all human and non-human diagnostic, prophylactic and therapeutic uses throughout the world, including the development and commercialization of certain products, or Products, derived from the assigned VTP.

AbbVie paid the Company a nonrefundable upfront payment of $30.0 million and will pay certain additional platform access payments in the aggregate amount of up to $70.0 million based on the Company’s use of its discovery engine in connection with activities under each stage of the research plan, and delivery of VTPs to AbbVie. AbbVie will also pay an option exercise fee in the low single digit millions for each of up to 10 VTPs for which it exercises an option. If AbbVie progresses development and commercialization of a Product, AbbVie will pay the Company development and commercial sale milestones of up to $120.0 million per target, and sales milestones based on achievement of specified levels of net sales of Products of up to $150.0 million in the aggregate per Product, subject to specified deductions in certain circumstances. On a Product-by-Product basis, AbbVie will pay the Company tiered royalties on net sales of Products at a percentage in the low single digits, subject to specified reductions and offsets in certain circumstances. AbbVie’s royalty payment obligation will commence, on a Product-by-Product and country-by-country basis, on the first commercial sale of such Product in such country and will expire on the earlier of (a) the later of (i) the ten-year anniversary of the first commercial sale for such Product in such country, or (ii) solely with respect to a Product that incorporates an antibody comprising a VTP (or certain other antibodies derived from such delivered antibody), the expiration of all valid claims of patent rights covering the composition of matter of any such antibody and (b) the expiration of regulatory exclusivity for such Product in such country.

The Collaboration Agreement will expire upon the expiration of the last to expire royalty payment obligation with respect to all Products in all countries, subject to earlier expiration if all option exercise periods for all VTPs expire without AbbVie exercising any option, if AbbVie does not elect to make certain platform access payments at specified points during the research term, or upon the uncured material breach or any insolvency event of either party. AbbVie may also terminate the Collaboration Agreement for convenience upon a specified period prior written notice, or upon the Company’s breach of representations and warranties with respect to debarment or compliance with anti-bribery and anti-corruption laws.

The Company assessed the Collaboration Agreement under ASC 808 and ASC 606 and concluded that it represents a contract with a customer. The Company applied the relevant guidance of ASC 606 to evaluate the accounting under the Collaboration Agreement and identified one performance obligation under the arrangement: a promise to provide research and development services to AbbVie, or R&D Services. The Company evaluated the options to continue the R&D services and options to purchase licenses to each VTP and concluded that these options did not represent material rights.

The Company determined the initial transaction price of the single performance obligation to be $30.0 million, as the variable consideration for additional R&D services, option exercise payments, and development milestone payments are all subject to constraint at contract inception. At each reporting period, the Company will reevaluate the variable consideration subject to constraint and, if necessary, will adjust its estimate of the overall transaction price. For the sales-based royalties, the Company will recognize revenue when the related sales occur.

Collaboration revenue from the single performance obligation will be recognized over the estimated performance of the R&D services using the cost-to-cost input method which it believes best depicts the transfer of control to the customer. Under the cost-to-cost input method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the performance obligation. The Company recognized $2.4 million of collaboration revenue for the three months ended March 31, 2023 and has recorded $27.6 million of deferred revenue as of March 31, 2023. As of March 31, 2023, the Company expects to recognize the deferred revenue associated with the non-refundable upfront fee over the estimated research and development period of approximately 1.5 years.

4. Government assistance programs

DoD expense reimbursement contract

In July 2020, the Company entered into the OTA Agreement with the U.S. Department of Defense’s Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense (JPEO-CBRND), in collaboration with the Defense Health Agency, to fund the Company’s efforts in developing an antibody cocktail therapeutic to treat COVID-19. The amount of funding originally made available to the Company under the OTA Agreement was $13.3 million. In May 2021, the Company and the DoD amended the OTA Agreement, pursuant to which the DoD award was increased from $13.3 million to $17.6 million. In January 2023, the Company and the DoD modified the OTA Agreement to extend the termination date of the OTA Agreement to July 2023, at no additional cost to the government. All other terms and conditions remain the same and are in full force and effect.

Under the OTA Agreement, the DoD is required to pay the Company, upon submission of invoices for approved budgeted supplies delivered and services rendered in carrying out the prototype project, within 30 calendar days of receipt of request for payment. The Company received the maximum $17.6 million in expense reimbursement from the DoD under the OTA Agreement from inception through 2022.

The Company recorded contra-research and development expense related to the OTA Agreement of $0.6 million for the three months ended March 31, 2022 in the condensed statements of operations.

CARES Act employee retention credit

Under the provisions of the CARES Act, the Company met eligibility criteria for a $0.8 million refundable employee retention credit. The Company had an employee retention credit receivable balance due from the U.S. Department of Treasury of $0.8 million in prepaid expenses and other current assets as of March 31, 2023 and December 31, 2022, respectively, in the accompanying condensed balance sheets.

5. Prepaid expenses and other assets

Prepaid expenses and other assets consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
CARES Act employee retention credit receivable	$821	$847
Prepaid subscriptions and service contracts	696	876
Research and development advance payments	271	445
Prepaid insurance	253	158
Other prepaids and current assets	71	—
	$2,112	$2,326

6. Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Research and development	$1,993	$2,261
Compensation and related benefits	827	1,874
Short-term operating lease liability and other liabilities	236	293
Professional fees	250	481
Deferred research obligations	—	22
	$3,306	$4,931

7. Commitments and contingencies

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

Employee benefit plan

The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code, or the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company assumes all administrative costs of the 401(k) Plan and makes matching contributions as defined in the 401(k) Plan document. The Company made matching contributions of $0.1 million to the 401(k) Plan for each of the three months ended March 31, 2023 and 2022, respectively.

Legal proceedings

The Company is not a party to any material litigation and does not have contingency reserves established for any litigation liabilities. At each reporting date, the Company evaluates whether a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies.

License agreements

The Company entered into various license agreements to further discover, develop and commercialize certain technologies and treatments. The Company may need to pay developmental and regulatory milestone payments of up to approximately $2.6 million. In addition, the Company may need to pay royalty rates on net product sales, a portion of certain sublicense and collaboration payments, and certain commercial milestone payments of up to approximately $1.5 million, if any. The Company did not make any development, regulatory, or commercial milestone payments during the three months ended March 31, 2023 and 2022, respectively.

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

8. Leases

The Company leases office and laboratory space for approximately 11,000 square feet of space in Exton, Pennsylvania that currently extends until March 2024. The Company has an option to extend the lease for up to two additional five-year terms.

Supplemental condensed balance sheet information related to leases comprised of the following (in thousands):

	March 31, 2023	December 31, 2022
Operating lease right-of-use assets	$230	$284

Operating lease liability	$236	$229
Operating lease liability, net of current portion	—	62
Total operating lease liability	$236	$291

Operating lease liability and operating lease liability, net of current portion is included in accrued expenses and other current liabilities and other long-term liabilities, respectively, in the accompanying condensed balance sheets.

Operating lease expense recorded as research and development and general and administrative expenses in the condensed statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
General and administrative	$19	$19
Research and development	41	41
Total lease expense	$60	$60

Other operating lease information as of March 31, 2023 was as follows:

Weighted-average remaining lease term (in years)	1.0
Weighted-average discount rate	9.0%

Supplemental cash flow information related to the operating lease was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for operating lease liability	$61	$57

As of March 31, 2023, minimum rental commitments under the operating lease were as follows (in thousands):

Years ending December 31,	Amount
2023 (represents remaining nine months in 2023)	$185
2024	63
Total lease payments	248
Less imputed interest	(12)
Present value of lease liability	$236

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

During the three months ended March 31, 2023, the Company sold 5,925 shares of common stock under the ATM Agreement resulting in net proceeds of approximately $34,000.

On January 15, 2023, the Company issued 55,250 shares of common stock in the aggregate to certain non-employee board of directors pursuant to the 2020 Equity Incentive Plan in lieu of the non-employee director board and committee cash retainers owed for service on the board of directors in 2022.

Warrants to acquire shares of common stock

At March 31, 2023, common stock warrants outstanding were as follows:

Warrants	Warrants Outstanding	Exercise Price per Share	Expiration Date
Series A	803,112	$ 9.00	June 2, 2023
Series B	500,000	$ 10.00	April 28, 2024
	1,303,112

No warrants were exercised during the three months ended March 31, 2023 and 2022, respectively.

10. Share-based compensation

On September 18, 2020, the Company adopted the 2020 Equity Incentive Plan, or the 2020 Plan, which supersedes all prior equity incentive plans. Under the 2020 Plan, the number of shares of common stock reserved for issuance under the 2020 Plan will automatically increase on January 1 of each year, beginning on January 1, 2021 and continuing through and including January 1, 2030, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s Board of Directors. On January 1, 2023, the number of shares available for future issuance under the 2020 Plan increased by 485,153 shares. As of March 31, 2023, there were 1,781,090 shares available for future issuance under the 2020 Plan.

The Company also adopted the 2020 Employee Stock Purchase Plan, or the ESPP, on September 18, 2020 which provides for the grant of purchase rights to purchase shares of the Company’s common stock to eligible employees, as defined by the ESPP. The maximum number of shares of common stock that may be issued under the ESPP will not exceed 125,000 shares of common stock, plus the number of shares of common stock that are automatically added on January 1 of each calendar year for a period of up to ten years, commencing on the first January 1 following the year in which an IPO occurs and ending on, and including, January 1, 2030, in an amount equal to the lesser of (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, and (ii) 1,000,000 shares of common stock. On January 1, 2023, the number of shares available for future issuance under the ESPP increased by 121,288 shares. As of March 31, 2023, there were 473,733 shares available under the ESPP. No shares of common stock have been issued under the ESPP as of March 31, 2023.

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

Share-based compensation expense recorded for stock options and restricted stock awards as research and development and general and administrative expenses in the condensed statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$430	$445
General and administrative	794	865
	$1,224	$1,310

Unrecognized compensation cost related to unvested options and restricted stock awards was $7.6 million as of March 31, 2023 and will be recognized over an estimated weighted average period of 2.7 years.

Stock options

The weighted average assumptions used in the Black-Scholes option-pricing model for stock options granted were:

	Three Months Ended March 31,
	2023	2022
Expected volatility	87.9%	83.5%
Risk-free interest rate	3.9%	1.7%
Expected term (in years)	5.96	6.08
Expected dividend yield	—	—
Fair value of common stock	$5.39	$10.58

A summary of option activity under the 2020 Plan and prior Plans during the three months ended March 31, 2023 was as follows:

			Weighted
		Weighted	average
		average	remaining
	Number of	exercise price	contractual
	shares	per share	term (years)
Outstanding at January 1, 2023	2,519,405	9.60	7.90
Granted	29,100	5.39	9.88
Forfeited	(54,293)	12.03	—
Expired	(802)	13.79	—
Exercised	—	—	—
Outstanding at March 31, 2023	2,493,410	9.50	7.55
Exercisable at March 31, 2023	1,368,315	9.19	6.91

The weighted-average grant date fair value per share of stock options granted during the three months ended March 31, 2023 and 2022 was $4.18 and $7.52, respectively. The aggregate intrinsic value for options exercisable at March 31, 2023 was $2.9 million. The aggregate intrinsic value of stock options outstanding at March 31, 2023 is $4.2 million.

Restricted stock awards

During February 2023, the Company granted 25,000 shares of restricted stock awards to a consultant in exchange for services. The weighted average grant fair value was $5.62 per share. The restricted stock awards vest over twelve months. As of March 31, 2023, there were 20,834 unvested restricted stock awards.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations, as well as other sections in this Quarterly Report on Form 10-Q, should be read in conjunction with (i) our unaudited interim financial statements and related notes thereto included elsewhere herein, (ii) Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the United States Securities and Exchange Commission (“SEC”) on March 16, 2023 and (iii) our other public reports filed with the SEC. In addition to historical financial information, some of the information contained in the following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts, including express or implied statements regarding Immunome’s beliefs and expectations regarding the advancement of its platform and programs, execution of its regulatory, research, clinical and strategic plans and anticipated upcoming milestones for its platform and programs, including expectations regarding, among other things, the timing and results of its preclinical studies and clinical trials, clinical plans, general regulatory actions, the translation of preclinical data into clinical safety and efficacy, the therapeutic potential and benefits of its programs and development candidates, the possible need and demand for its programs and development candidates, are forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other important factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “should,” ”seek,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events, financial trends and other matters that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results to differ include, but are not limited to, those risks and uncertainties associated with: the impact of the COVID-19 pandemic on Immunome’s business, operations, strategy, goals and anticipated milestones; the fact that research and development data are subject to differing interpretations and assessments; Immunome’s ability to execute on its strategy, including with respect to its R&D efforts, IND submissions and other regulatory filings, timing of these filings and the timing and nature of governmental authority feedback regarding the same, initiation, continuation and completion of any clinical studies, confirmatory testing and other anticipated milestones as and when anticipated; the effectiveness of Immunome’s programs and development candidates, including the possibility that further preclinical data and any clinical trial data may be inconsistent with the data used for advancing the programs and development candidates and that further variants of concern could emerge; Immunome’s ability to fund operations and raise capital; Immunome’s reliance on vendors; the competitive landscape; and the additional risks and uncertainties set forth more fully under the caption “Risk Factors” in Immunome’s Annual Report on Form 10-K filed with the SEC on March 16, 2023, and elsewhere in Immunome’s filings and reports with the SEC. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for us to predict all risk factors and uncertainties. In addition, we may discuss our programs and development candidates that have not yet undergone clinical trials or been approved for marketing by the U.S. Food and Drug Administration or other governmental authority, including expectations about their therapeutic potential and benefits thereof. No representation is made as to the safety or effectiveness of these programs and development candidates for the use for which such programs and development candidates are being studied. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Overview

Since our inception in 2006, we have devoted substantially all our resources to research and development, raising capital, building our management team and building our intellectual property portfolio and entering and executing on collaborations. To date, we have financed our operations primarily through sales of our common stock, Series A convertible preferred stock and warrants, warrant exercises, the issuance of convertible promissory notes, the Paycheck Protection Program loan, or the PPP loan, that was forgiven in May 2021, and strategic partnerships with AbbVie Global Enterprises Ltd., or AbbVie, and the Department of Defense, or the DoD.

To date, we have not generated any revenue from commercial sales and do not expect to generate revenue from commercial sale of products for the foreseeable future. Since inception we have incurred significant operating losses. Our net losses for the three months ended March 31, 2023 and 2022 were $4.3 million and $11.7 million, respectively.

As of March 31, 2023, we had cash and cash equivalents of $44.4 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue advancement of our programs and develop product candidates. We also plan to perform research activities as we seek to discover and develop additional product candidates; carry out maintenance, expansion, enforcement, defense, and protection of our intellectual property portfolio; and hire research and development, clinical and administrative personnel. If we cannot obtain the necessary funding to support these activities on favorable terms, if at all, we will need to delay, scale back or eliminate some or all of our research and development efforts. We may also need to consider various strategic alternatives, including a merger or sale of the Company; or reduce or cease operations. If we engage in collaborations, we may receive lower consideration upon commercialization of such products or technologies than if we had not entered into such arrangements or if we entered into such arrangements at later stages in the research and development process. Other than the current and potential future sources of funding under the Collaboration Agreement with AbbVie, we currently have no other sources of revenue, and our ability to continue to fund our future business plans is dependent on our ability to raise capital to fund our present and future business plans. Additionally, volatility in the capital markets, the competitive landscape and general economic conditions in the United States may be a significant obstacle to raising the required funds.

We expect to continue to incur significant expenses in connection with ongoing activities, particularly if and as we:

●	continue research and development activities;
●	pursue regulatory approvals and implement other regulatory strategies for our programs;
●	take additional steps to advance our discovery engine and our existing and future pipeline;
●	obtain, maintain, expand and protect our intellectual property portfolio;
●	hire additional research and development, clinical and administrative personnel;
●	scale up and expand our clinical and regulatory capabilities; and
●	add operational, financial and management information systems and infrastructure to support our research and development programs, and any future commercialization efforts.

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

We expect that our cash as of March 31, 2023 will be sufficient to fund our operations at least 12 months from the filing date of this Quarterly Report on Form 10-Q. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner than we currently expect. See “Liquidity and capital resources.” Due to the numerous risks and uncertainties associated with the research and development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our programs and development candidates.

Our current programs and strategic collaboration

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

SARS-CoV-2 (IMM-BCP-01)

We developed an antibody cocktail derived from the B cells of COVID-19 patients who exhibited high neutralizing titers. IMM-BCP-01 targets non-overlapping regions of the Spike protein of SARS-CoV-2 which include highly conserved, subdominant epitopes. The cocktail promotes both ACE2 and non-ACE2 dependent neutralization and induces natural viral clearance mechanisms such as antibody dependent cellular cytotoxicity, complement activation and phagocytosis in pre-clinical testing. We are conducting this program in collaboration with the DoD. The IMM-BCP-01 program is broadly focused on the emerging variants of SARS-CoV-2. We submitted an IND application for the IMM-BCP-01 program to the U.S. FDA in November 2021 and initiated the Phase 1b study of IMM-BCP-01 in patients infected with SARS-CoV-2 in June 2022. On January 6, 2023, we announced that it successfully completed dosing of the first cohort of patients in a Phase 1b study with no significant treatment-related adverse events. We have decided to seek a partner in order to continue the trial and for any further development activities.

Other Programs and Platforms

In addition to the already described current programs, we will continue to invest in our proprietary discovery engine to expand our pipeline. The high output of antibody-target pairs resulting from our discovery engine may provide us with additional insights into the immune response against cancer and other diseases. We intend to continue to invest in this platform, to evaluate novel antibody-target pairs and to develop a pipeline of antibody therapeutics as single agents or in combination with other therapeutics or utilize technologies to yield development candidates with therapeutic modalities, such as Antibody-Drug Conjugates, or ADCs.

Additionally, we plan to expand our intellectual property estate and infrastructure needed to discover and advance our platform and programs. We may in-license or acquire complementary intellectual property as needed or required, and we may continue to build our know-how and trade secrets. We may pursue both therapeutic and diagnostic applications of our antibodies through composition of matter and/or method of use patents. While our initial focus area is oncology, we may invest in intellectual property in other therapeutic areas as well.

We believe that our technology has broad utility and could enable the formation of attractive strategic partnerships, as exemplified by our OTA Agreement with the DoD and the Collaboration Agreement with AbbVie. Therefore, to maximize the value of our platform we may, from time to time, contemplate and enter into various forms of collaborative agreements related to our platform, our programs and/or development candidates with third parties, including other companies, government agencies, academic institutions and non-profit groups.

Collaboration Agreement with AbbVie

On January 4, 2023, we entered into a collaboration and option agreement, or the Collaboration Agreement with AbbVie. As part of the agreement, we will use our proprietary discovery engine to discover and validate targets derived from patients with three specified tumor types, and antibodies that bind to such targets, which may be the subject of further development and commercialization by AbbVie. The research term is at least 66 months, subject to extension in certain circumstances by specified extension periods. Pursuant to the terms of the Collaboration Agreement, with respect to each novel target-antibody pair we generate that meets certain mutually agreed criteria (each, a Validated Target Pair or VTP), we granted to AbbVie an exclusive option (up to a maximum of 10 in total) to purchase all rights in and to such Validated Target Pair, for all human and non-human diagnostic, prophylactic and therapeutic uses throughout the world, including without limitation the development and commercialization of certain products derived from the assigned Validated Target Pair and directed to the target comprising such VTP (Products). No rights are granted by us to AbbVie under any of our platform technology covering our discovery engine. Until the expiration of the research term, we are not permitted to conduct any activities in connection with targets or antibodies derived from patients with the specified tumor types, whether independently or with other third parties, except in limited circumstances with respect to certain target-antibody pairs that are no longer subject to the collaboration with AbbVie. In addition, during the term of the Collaboration Agreement, we are not permitted to develop products directed to targets that are included in VTPs purchased by AbbVie, or to which AbbVie still has rights under the Collaboration Agreement, whether independently or with other third parties.

Under the Collaboration Agreement, AbbVie paid us an upfront payment of $30.0 million in January 2023 and may pay us certain additional platform access payments in the aggregate amount of up to $70.0 million based on our use of our discovery engine in connection with activities under each stage of the research plan, and delivery of VTPs to AbbVie. AbbVie will also pay an option exercise fee in the low single digit millions for each of the up to 10 VTPs for which it exercises an option. If AbbVie progresses development and commercialization of a Product, AbbVie will pay us development and first commercial sale milestones of up to $120.0 million per target, and sales milestones based on achievement of specified levels of net sales of Products of up to $150.0 million in the aggregate per target, in each case, subject to specified deductions in certain circumstances. On a Product-by-Product basis, AbbVie will pay us tiered royalties on net sales of Products at a percentage in the low single digits, subject to specified reductions and offsets in certain circumstances. AbbVie’s royalty payment obligation will commence, on a Product-by-Product and country-by-country basis, on the first commercial sale of such Product in such country and will expire on the earlier of (a) (i) the ten (10)-year anniversary of such first commercial sale for such Product in such country, or (ii) solely with respect to a Product that incorporates an antibody comprising a VTP (or certain other antibodies derived from such delivered antibody), the expiration of all valid claims of patent rights covering the composition of matter of any such antibody (whichever out of (i) or (ii) is later), and (b) the expiration of regulatory exclusivity for such Product in such country. We are potentially eligible to receive up to approximately $2.8 billion from AbbVie under the Collaboration Agreement from the sources described above.

The Collaboration Agreement will expire upon the expiration of the last to expire royalty payment obligation with respect to all Products in all countries, subject to earlier expiration if all option exercise periods for all Validated Target Pairs expire without AbbVie exercising any option. In addition, the research term will terminate if AbbVie does not elect to make certain platform access payments at specified points during the research term, in order for us to continue the target discovery activities under the collaboration. The Collaboration Agreement may be terminated by (a) either party upon the other party’s uncured material breach, or upon any insolvency event of the other party, (b) AbbVie for convenience upon a specified period prior written notice, or (c) AbbVie for our breach of representations and warranties with respect to debarment or compliance with anti-bribery and anti-corruption laws. If AbbVie has the right to terminate the Collaboration Agreement for our uncured material breach or a breach of representations and warranties with respect to debarment or compliance with anti-bribery and anti-corruption laws, AbbVie may elect to continue the Collaboration Agreement, subject to certain specified reductions applicable to certain of AbbVie’s payment obligations (with a specified floor on such reductions).

COVID-19 pandemic

The ongoing COVID-19 pandemic continues to affect economies and businesses around the world. The extent and duration of such effects remain uncertain and difficult to predict, particularly as virus variants continue to spread. We are actively monitoring and managing our response and assessing actual and potential impacts to our operating results and financial condition, as well as developments in our business, which could further impact the developments, trends and expectations described below. See “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 16, 2023 and elsewhere in our filings with the SEC for a discussion of the potential adverse impact of COVID-19 on our business, results of operations and financial condition.

Components of our results of operations

Collaboration revenue

We have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products for the foreseeable future. To date, we have generated our revenue through the Collaboration Agreement with AbbVie. We recognize revenue over the expected performance period under this agreement. We expect that revenues for the foreseeable future will be derived primarily from this agreement and any additional collaborations that we may enter into. We have not received any royalties under the Collaboration Agreement with AbbVie to date.

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

Interest income

Interest income consists of interest earned on our cash balances held with a financial institution.

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

Comparison of the three months ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022	Change

	(in thousands)
Collaboration revenue	$2,364	$—	$2,364
Operating expenses:
Research and development	3,913	8,078	(4,165)
General and administrative	2,922	3,576	(654)
Total operating expenses	6,835	11,654	(4,819)
Loss from operations	(4,471)	(11,654)	7,183
Interest income	201	1	200
Net loss	$(4,270)	$(11,653)	$7,383

Three months ended March 31, 2023 and 2022

Collaboration revenue

In January 2023, we entered into the Collaboration Agreement with AbbVie and recognized collaboration revenue of $2.4 million for the three months ended March 31, 2023. No collaboration revenue was recognized for the three months ended March 31, 2022.

Research and development expenses

Research and development expenses were $3.9 million and $8.1 million for the three months ended March 31, 2023 and 2022, respectively.

Research and development expenses decreased by $4.2 million for the three months ended March 31, 2023. Of the $4.2 million decrease in research and development expenses, BCP-01 program related expenses decreased by $2.4 million, net of contra expense, as a result of our decision to seek a partner in order to continue the BCP-01 trial and further development activities. ONC-01 program related expenses decreased by $2.0 million as a result of a decrease in product development activities. Personnel-related expenses decreased by $0.2 million primarily as a result of a decrease in retention bonuses. These decreases were offset by an increase of $0.4 million in outsourced research and materials relating to the AbbVie collaboration.

General and administrative expenses

General and administrative expenses were $2.9 million and $3.6 million for the three months ended March 31, 2023 and 2022, respectively.

General and administrative expenses decreased by $0.7 million for the three months ended March 31, 2023. The decrease was primarily a result of a $0.3 million decrease in professional fees including consulting and legal related costs and $0.4 million decrease in general expenses including insurance.

Interest income

Interest income was $0.2 million and $1,000 for the three months ended March 31, 2023 and 2022, respectively.

Interest income increased by $0.2 million for the three months ended March 31, 2023 as a result of increased interest rates on our cash balances held with a financial institution.

Liquidity and capital resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we continue advancement of our programs and development candidates. Through March 31, 2023, we raised an aggregate of $155.1 million in gross proceeds from sales of our common stock, Series A convertible preferred stock and warrants, warrant and stock option exercises, the issuance of convertible promissory notes, the Paycheck Protection Program, or PPP, loan that was forgiven in May 2021, and strategic partnerships with AbbVie Global Enterprises Ltd, or AbbVie and the Department of Defense, or the DoD. In January 2023, we received a $30.0 million upfront payment from AbbVie under the collaboration and option agreement, or the Collaboration Agreement. In addition, we received $17.6 million in expense reimbursement from the DoD under the Other Transaction Authority for Prototype Agreement, or the OTA Agreement, from inception through 2022.

On October 1, 2021, we entered into an Open Market Sale Agreement, or the ATM Agreement, with Jefferies Group LLC, which provides that, upon the terms and subject to the conditions and limitations in the ATM Agreement, we may elect, from time to time, to offer and sell shares of common stock under the registration statement having an aggregate offering price of up to $75.0 million through Jefferies Group LLC acting as sales agent. We filed a shelf registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission, or the SEC, on October 14, 2021, pursuant to which we may issue from time-to-time securities with an aggregate value of up to $200.0 million. Through March 31, 2023, we sold 5,925 shares of common stock under the ATM Agreement resulting in net proceeds of approximately $34,000. We can elect to sell additional shares under the ATM Agreement or shelf registration statement.

In addition, on January 4, 2023, we entered into the Collaboration Agreement with AbbVie directed to the discovery of up to 10 novel target-antibody pairs leveraging our discovery engine. We are potentially eligible to receive up to approximately $2.8 billion from AbbVie under the Collaboration Agreement from the sources described in the section “Our current programs and strategic collaboration”. There are no assurances that we will receive additional payments from AbbVie beyond the $30.0 million upfront payment.

We will need to raise additional capital before we exhaust our current cash to continue to fund our research and development, including our plans to continue advancement of our programs and development candidates and new product development, as well as to fund operations. As and if necessary, we will seek to raise additional funds through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Cash flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Cash provided by (used in) operating activities	$24,173	$(6,376)
Cash used in investing activities	(106)	(6)
Cash provided by financing activities	34	32
Net increase (decrease) in cash and cash equivalents and restricted cash	$24,101	$(6,350)

Operating activities

Net cash provided by operating activities for the three months ended March 31, 2023 was $24.2 million, consisting primarily of increases in deferred revenue of $27.6 million, noncash charges of $1.4 million for share-based compensation expense, depreciation and amortization of right-of-use asset, and increases in accounts payable of $0.7 million, and decreases in prepaid expenses and other current assets of $0.2 million, offset by our net loss of $4.3 million and net decreases of accrued expenses and other current liabilities and other long-term liabilities of $1.5 million.

Net cash used in operating activities for the three months ended March 31, 2022 was $6.4 million, consisting primarily of our net loss of $11.7 million and decreases of accrued expenses and other liabilities of $0.9 million, offset by net noncash charges of $1.4 million for share-based compensation expense, depreciation and amortization of right-of-use asset, decreases in prepaid expenses and other assets of $4.0 million, and increases in accounts payable of $0.8 million.

Investing activities

During the three months ended March 31, 2023 and 2022, we used $0.1 million and $6,000, respectively, for the purchase of property and equipment.

Financing activities

During the three months ended March 31, 2023, financing activities provided approximately $34,000 in net proceeds from the sales of common stock under the ATM agreement.

During the three months ended March 31, 2022, financing activities provided $32,000 from exercise of stock options.

Funding requirements

Our operating expenses are expected to increase substantially as we continue to advance our discovery engine and programs.

Specifically, our expenses will increase if and as we:

●	further develop our discovery engine;
●	continue our research and development programs for our programs and development candidates;

●	seek to identify additional programs and development candidates;
●	maintain, expand, enforce, defend, and protect our intellectual property portfolio and provide reimbursement of third-party expenses related to our patent portfolio;
●	seek marketing approvals for any of our programs and development candidates that successfully complete clinical trials;
●	establish a sales, marketing, and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;
●	hire additional personnel including research and development, clinical and administrative personnel;
●	add operational, financial, and management information systems and personnel, including personnel to support our product development;
●	acquire or in-license products, intellectual property, and technologies; and
●	continue to operate as a public company.

We expect that our existing cash at March 31, 2023 will enable us to fund our current and planned operating expenses and capital expenditures at least 12 months from the filing date of this Quarterly Report on Form 10-Q. We will need additional financing to support its continuing operations and pursue its research and development strategy. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our programs and development candidates.

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

While our significant accounting policies are described in more detail in Note 2 to our audited financial statements appearing in our Annual Report filed on Form 10-K with the SEC on March 16, 2023, we believe that the following accounting policies are the most critical to the judgments and estimates used in the preparation of our financial statements.

Collaboration revenue

In January 2023, we entered into the Collaboration Agreement with AbbVie, which was determined to be within the scope of ASC 606.

We evaluate our collaborative arrangements pursuant to ASC 808, Collaborative Arrangements, or ASC 808, and ASC 606, Revenue from Contracts with Customers, or ASC 606. We consider the nature and contractual terms of collaborative arrangements and assesses whether the arrangement involves a joint operating activity pursuant to which we are an active participant and is exposed to significant risks and rewards with respect to the arrangement. If we are an active participant and are exposed to significant risks and rewards with respect to the arrangement, the we account for the arrangement as a collaboration under ASC 808. If we are not exposed to significant risks and rewards and the contract is with a customer, we account for the collaboration under ASC 606.

Payments pursuant to collaborative arrangements may include non-refundable upfront payments, research option and license option payments, milestone payments upon the achievement of significant regulatory and development events, commercial sales milestones, and royalties on product sales. The amount of variable consideration is constrained until it is probable that the revenue is not at a significant risk of reversal in a future period.

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under a collaboration arrangement, we apply the five-step model of ASC 606: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract, including whether they are capable of being distinct; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

We apply significant judgment when evaluating whether contractual obligations represent distinct performance obligations, allocating transaction price to performance obligations within a contract, determining when performance obligations have been met, and assessing the recognition of variable consideration. When consideration is received prior to us completing our performance obligation under the terms of a contract, a contract liability is recorded as deferred revenue. Deferred revenue expected to be recognized as revenue within the twelve months following the balance sheet date is classified as a current liability.

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

Recently adopted accounting standard

On January 1, 2023, we adopted ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. This standard amended its guidance on the recognition of impairment losses of certain financial instruments. The ASU established the current expected credit loss model, which is based on expected losses rather than incurred losses. Adoption of this standard had no impact on our condensed financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to ensure the timely disclosure of required information in our SEC filings.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101

Interactive Data File (Form 10-Q for the Quarterly Period ended March 31, 2023 filed in XBRL). The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed." The instance document does not appear in the interactive file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive File (embedded within the Inline XBRL document).
*	Filed or furnished herewith.

# Management contracts or compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNOME, INC.
(Registrant)

Date: May 5, 2023	By:	/s/ Purnanand D. Sarma
	Name:	Purnanand D. Sarma, Ph. D.
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2023	By:	/s/ Corleen M. Roche
	Name:	Corleen M. Roche
	Title:	Chief Financial Officer
(Principal Financial Officer)