Form 10-Q
period 2023-06-30
Immunome Inc.
filed 2023-08-09
CIK 1472012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

There were 12,202,516 shares of the registrant’s common stock outstanding as of August 7, 2023.

IMMUNOME, INC.

Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

IMMUNOME, INC.

Condensed Balance Sheets

(In thousands, except share data)

(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$38,416	$20,323
Prepaid expenses and other current assets	1,110	2,326
Total current assets	39,526	22,649
Property and equipment, net	1,203	681
Operating right-of-use asset, net	174	284
Restricted cash	100	100
Deferred offering costs	432	332
Total assets	$41,435	$24,046
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,699	$2,400
Accrued expenses and other current liabilities	5,025	4,931
Deferred revenue, current	17,668	—
Total current liabilities	26,392	7,331
Deferred revenue, non-current	5,705	—
Other long-term liabilities	—	62
Total liabilities	32,097	7,393
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 12,200,433 and 12,128,843 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	135,165	132,653
Accumulated deficit	(125,828)	(116,001)
Total stockholders’ equity	9,338	16,653
Total liabilities and stockholders’ equity	$41,435	$24,046

The accompanying notes are an integral part of these unaudited condensed financial statements.

IMMUNOME, INC.

Condensed Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Collaboration revenue	$4,263	$—	$6,627	$—
Operating expenses:
Research and development	5,716	5,717	9,629	13,795
General and administrative	4,320	3,209	7,242	6,785
Total operating expenses	10,036	8,926	16,871	20,580
Loss from operations	(5,773)	(8,926)	(10,244)	(20,580)
Interest income	216	2	417	3
Net loss	$(5,557)	$(8,924)	$(9,827)	$(20,577)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.46)	$(0.74)	$(0.81)	$(1.70)
Weighted-average common shares outstanding, basic and diluted	12,197,801	12,127,385	12,190,182	12,125,156

The accompanying notes are an integral part of these unaudited condensed financial statements.

IMMUNOME, INC.

Condensed Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

(unaudited)

	Stockholders’ equity
	Common stock		Additional
			paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at March 31, 2023	12,194,184	$1	$134,132	$(120,271)	$13,862
Share-based compensation expense	—	—	998	—	998
Vesting of restricted stock awards	6,249	—	35	—	35
Net loss	—	—	—	(5,557)	(5,557)
Balance at June 30, 2023	12,200,433	$1	$135,165	$(125,828)	$9,338

	Stockholders’ equity
	Common stock		Additional
			paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at January 1, 2023	12,128,843	$1	$132,653	$(116,001)	$16,653
Share-based compensation expense	—	—	2,198	—	2,198
Issuance of common stock under ATM, net of $1 of issuance costs	5,925	—	34	—	34
Issuance of common stock	55,250	—	221	—	221
Vesting of restricted stock awards	10,415	—	59	—	59
Net loss	—	—	—	(9,827)	(9,827)
Balance at June 30, 2023	12,200,433	$1	$135,165	$(125,828)	$9,338

	Stockholders’ equity
	Common stock		Additional
			paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at March 31, 2022	12,127,385	$1	$128,631	$(90,758)	$37,874
Share-based compensation expense	—	—	1,327	—	1,327
Net loss	—	—	—	(8,924)	(8,924)
Balance at June 30, 2022	12,127,385	$1	$129,958	$(99,682)	$30,277

	Stockholders’ equity
	Common stock		Additional
			paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at January 1, 2022	12,110,373	$1	$127,289	$(79,105)	$48,185
Share-based compensation expense	—	—	2,637	—	2,637
Exercise of stock options	17,012	—	32	—	32
Net loss	—	—	—	(20,577)	(20,577)
Balance at June 30, 2022	12,127,385	$1	$129,958	$(99,682)	$30,277

The accompanying notes are an integral part of these unaudited condensed financial statements.

IMMUNOME, INC.

Condensed Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(9,827)	$(20,577)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	195	224
Amortization of right-of-use asset	110	33
Share-based compensation	2,257	2,637
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,216	4,448
Accounts payable	1,276	2,182
Accrued expenses and other current liabilities	(33)	(3,342)
Deferred revenue	23,373	—
Other long-term liabilities	(62)	(41)
Net cash provided by (used in) operating activities	18,505	(14,436)
Cash flows from investing activities:
Purchases of property and equipment	(446)	(176)
Net cash used in investing activities	(446)	(176)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	32
Proceeds from issuance of common stock under ATM, net	34	—
Net cash provided by financing activities	34	32
Net increase (decrease) in cash and cash equivalents and restricted cash	18,093	(14,580)
Cash and cash equivalents and restricted cash at beginning of period	20,423	49,329
Cash and cash equivalents and restricted cash at end of period	$38,516	$34,749

Supplemental disclosures of cash flow information:
Issuance of common stock to certain board of directors in lieu of accrued compensation	$221	$—
Deferred offering costs in accrued expenses and other current liabilities	$100	$—
Property and equipment included in accounts payable	$23	$—
Property and equipment included in accrued expenses and other current liabilities	$248	$—

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

On June 29, 2023, the Company entered into an Agreement and Plan of Merger and Reorganization, or the Merger Agreement, with Morphimmune Inc., a Delaware corporation, or Morphimmune, a biotechnology company focused on developing targeted oncology therapeutics, and Ibiza Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company, or Merger Sub. Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, Merger Sub will be merged with and into Morphimmune, with Morphimmune surviving as a wholly owned subsidiary of Immunome, or the Merger. The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes and is expected to close by the end of 2023. See “The Merger”.

Liquidity

The Company has incurred net losses since inception, including net losses of $9.8 million and $20.6 million for the six months ended June 30, 2023 and 2022, respectively, and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its programs and development candidates. As of June 30, 2023, the Company had an accumulated deficit of $125.8 million.

Through June 30, 2023, the Company raised an aggregate of $155.2 million in gross proceeds from sales of common stock, Series A convertible preferred stock and warrants, warrant and stock option exercises, the issuance of convertible promissory notes, the Paycheck Protection Program, or PPP, loan that was forgiven in May 2021, and strategic partnerships with AbbVie Global Enterprises Ltd, or AbbVie. In January 2023, the Company received a $30.0 million non-refundable upfront payment from AbbVie under the collaboration and option agreement, or the Collaboration Agreement. In addition, the Company received $17.6 million in expense reimbursement from the Department of Defense, or DoD under the Other Transaction Authority for Prototype Agreement, or the OTA Agreement, from inception through 2022.

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

On October 1, 2021, the Company entered into an Open Market Sale Agreement, or the ATM Agreement, with Jefferies Group LLC, which provides that, upon the terms and subject to the conditions and limitations in the ATM Agreement, the Company may elect, from time to time, to offer and sell shares of common stock under the registration statement having an aggregate offering price of up to $75.0 million through Jefferies Group LLC acting as sales agent. The Company filed a shelf registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission, or the SEC, on October 14, 2021, pursuant to which the Company may issue from time-to-time securities with an aggregate value of up to $200.0 million. Through June 30, 2023, the Company sold 5,925 shares of common stock under the ATM Agreement resulting in net proceeds of approximately $34,000. The Company can elect to sell additional shares under the ATM Agreement or shelf registration statement.

The Company had cash and cash equivalents of $38.4 million at June 30, 2023. The Company expects that its cash, exclusive of any potential proceeds received in connections with the potential closing of the Merger and concurrent Private Investment in Public Equity, or PIPE transaction, will enable it to fund its operating expenses and capital expenditure requirements for at least 12 months from the filing date of this Quarterly Report on Form 10-Q; however; more funding will be necessary to fund additional research and development and operations in order to pursue the Company’s growth strategy.

If the Company cannot obtain the necessary funding, it will need to delay, scale back or eliminate some or all of its research and development programs or enter into collaborations with third parties relative to potential programs, products or technologies that it might otherwise seek to progress independently (or enter into these collaborations sooner than it might otherwise have intended to), reduce or cease operations. Further, as a part of our strategy, the Company may consider various other alternatives, including a merger or sale of the Company. If the Company engages in R&D collaborations under these circumstances, it may receive lower consideration than if it had not entered into such arrangements or if it entered into such arrangements at later stages in the research and development process. Additionally, volatility in the capital markets generally and the biotechnology sector specifically, as well as general economic conditions in the United States may be a significant obstacle to raising the required funds on satisfactory terms, if at all.

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

Merger Agreement

On June 29, 2023, the Company entered into the Merger Agreement with Morphimmune Inc., a biotechnology company focused on developing targeted oncology therapeutics, and Merger Sub. Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, Merger Sub will be merged with and into Morphimmune, with Morphimmune surviving as a wholly owned subsidiary of the Company. The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

At the Effective time, each share of Morphimmune capital stock outstanding immediately prior to the Effective Time will be automatically converted solely into the right to receive 0.3042 shares of the Company’s common stock, or the Exchange Ratio, and, if applicable, an amount in cash, rounded to the nearest whole cent, in lieu of any fractional share interest in the Company’s common stock to which such holder otherwise would have been entitled (after aggregating all fractional shares issuable to such holder). Each option to purchase shares of Morphimmune capital stock, or a Morphimmune Option, that is outstanding and unexercised immediately prior to the Effective Time under Morphimmune’s 2020 Equity Incentive Plan, or the Morphimmune Plan, whether or not vested, will be converted into and become an option to purchase the Company’s common stock using the Exchange Ratio, and the Company will assume the Morphimmune Plan and each such Morphimmune Option in accordance with the terms of the Morphimmune Plan and the terms of the stock option agreement by which such Morphimmune Option is evidenced.

Immediately following the Merger, the pre-Merger equityholders of the Company are expected to own approximately 55% of the shares of the Company’s common stock and the pre-Merger equityholders of Morphimmune are expected to own approximately 45% of the Company’s common stock, in each case, on a fully diluted basis, excluding out-of-the-money securities of the Company as of June 28, 2023, unallocated shares of the Company’s common stock available for issuance under the Company’s 2020 Equity Incentive Plan and employee stock purchase plan, and the grant of a stock option to Dr. Clay Siegall, Ph.D., in connection with his employment agreement to become Chief Executive Officer of the Company upon consummation of the Merger, and prior to giving effect to the PIPE financing as described below.

Anticipated Accounting Treatment

The Merger is expected to be treated as an asset acquisition by Immunome of Morphimmune in accordance with U.S. GAAP. Upon completion of the Merger, Immunome will obtain control of Morphimmune’s assets consisting primarily of cash and in-process research and development (IPR&D) associated with Morphimmune’s potential primary product candidate, Mi-1001, and development program, 177Lu-FAP.

In accordance with U.S. GAAP, Immunome must first assess whether an integrated set of assets and activities should be accounted for as an acquisition of a business or an asset acquisition. An initial screen test is completed to determine if substantially all of the fair value of the gross assets acquired of Morphimmune is concentrated in a single asset or group of similar assets. If that screen is met, the set is not considered a business and is accounted for as an asset acquisition. Immunome will account for the acquisition of Morphimmune as an asset acquisition as substantially all of the fair value of the gross assets being acquired of Morphimmune is concentrated within the FA-TLR7a and 177Lu-FAP development programs which are considered a group of similar assets. These programs are deemed to be similar IPR&D assets being acquired based on the similarity of: (i) their current preclinical stage of development, (ii) solid tumor therapeutic indications, (iii) risks for development, (iv) regulatory pathway, and (v) economics of commercialization.

Since the IPR&D being acquired has no alternative future use, Immunome expects to record the amount of consideration allocated to the IPR&D assets as research and development expense in its statement of operations on the date of acquisition.

Subscription Agreements

In connection with the execution of the Merger Agreement, on June 29, 2023, the Company entered into subscription agreements, each, a Subscription Agreement, with certain investors, or the PIPE Investors, pursuant to which, among other things, the PIPE Investors have agreed to subscribe for and purchase, and the Company has agreed to issue and sell to the PIPE Investors, an aggregate of 21,690,871 shares of the Company’s common stock for an aggregate purchase price of approximately $125.0 million, on the terms and subject to the conditions set forth therein. The shares of the Company’s common stock were sold to the PIPE Investors at a price per share equal to $5.75 and, in the case of affiliate investors, $5.91 per share, the consolidated closing bid price per share immediately preceding the entry into the Subscription Agreement. The closing of the PIPE financing is expected to occur in connection with and immediately following the consummation of the Merger.

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

Unaudited interim results

These unaudited condensed financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and the notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2023. The accompanying condensed financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 are unaudited but have been prepared on the same basis as the annual audited financial statements and include all adjustments that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Condensed balance sheet amounts as of December 31, 2022 have been derived from the audited financial statements as of that date.

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

Cash and cash equivalents and restricted cash are Level 1 assets as of June 30, 2023 and December 31, 2022.

Restricted cash

Restricted cash represents collateral provided for a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate facilities. Cash will be released from restriction upon termination of the lease. Restricted cash was $0.1 million at both June 30, 2023 and 2022, respectively. The following table provides a reconciliation of the components of cash and cash equivalents and restricted cash presented in the condensed statements of cash flows:

(in thousands)	June 30, 2023	June 30, 2022
Cash and cash equivalents	$38,416	$34,649
Restricted cash	100	100
	$38,516	$34,749

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

Equity issuance costs

The Company capitalized costs that were directly associated with establishing the ATM Agreement and shelf registration statement in 2021. These costs will remain capitalized until such financings are consummated, at which time such costs will be recorded against the gross proceeds from the applicable financing. If a financing is abandoned, deferred offering costs are expensed. Ongoing costs that are directly associated with the ATM Agreement are expensed as incurred. The Company also capitalized costs that were directly associated with the PIPE transaction. These costs will remain capitalized until such transaction is consummated, at which time such costs will be recorded against the gross proceeds from the applicable financing.

Deferred offering costs were $0.4 million as of June 30, 2023 and $0.3 million as of December 31, 2022 on the condensed balance sheets.

Government assistance programs

The Company accounts for amounts received under its DoD expense reimbursement contract as contra-research and development expenses in the condensed statements of operations. The Company accounts for the employee retention credit received under the U.S. Department of Treasury Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, as contra-expense to personnel related costs within research and development and general administrative expenses in the condensed statements of operations.

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

Research and development costs

Research and development costs are charged to expense as incurred. Research and development costs consist of costs incurred in performing research and development activities, including salaries and bonuses, share-based compensation, employee benefits, facilities costs, laboratory supplies, depreciation and amortization, preclinical and clinical development expenses, including manufacture and testing of clinical supplies, consulting and other contracted services. Additionally, under the terms of the license agreements described in Note 7, the Company is obligated to make future payments should certain development and regulatory milestones be achieved. Costs for certain research and development activities are recognized based on the terms of the individual arrangements, which may differ from the timing of receipt of invoices and payment of invoices and are reflected in the condensed financial statements as a prepaid or accrued expense.

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

The following potentially dilutive securities outstanding as of June 30, 2023 and 2022 have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	June 30,
	2023	2022
Stock options(1)	3,038,080	2,532,644
Common stock warrants(1)	500,000	1,303,112
Unvested restricted stock awards (1)	2,083	—
	3,540,163	3,835,756
(1)	Represents common stock equivalents.

In periods in which the Company reports a net loss per share of common stock, diluted net loss per share of common stock is the same as basic net loss per share of common stock since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss per share of common stock for the three and six months ended June 30, 2023 and 2022.

Leases

The Company accounts for leases in accordance with ASC 842, Leases. At the inception of an arrangement, the Company determines whether an arrangement contains a lease based on facts and circumstances present in the arrangement. An arrangement is or contains a lease if the arrangement conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Typically, lessees are required to recognize leases with a term greater than one year on the condensed balance sheets as an operating or finance lease liability and right-of-use asset. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The Company has elected the practical expedient to not recognize leases with a term of 12 months or less. The Company does not have any financing leases as of June 30, 2023.

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

AbbVie paid the Company a nonrefundable upfront payment of $30.0 million in January 2023 and will pay certain additional platform access payments in the aggregate amount of up to $70.0 million based on the Company’s use of its discovery engine in connection with activities under each stage of the research plan, and delivery of VTPs to AbbVie. AbbVie will also pay an option exercise fee in the low single digit millions for each of up to 10 VTPs for which it exercises an option. If AbbVie progresses development and commercialization of a Product, AbbVie will pay the Company development and commercial sale milestones of up to $120.0 million per target, and sales milestones based on achievement of specified levels of net sales of Products of up to $150.0 million in the aggregate per Product, subject to specified deductions in certain circumstances. On a Product-by-Product basis, AbbVie will pay the Company tiered royalties on net sales of Products at a percentage in the low single digits, subject to specified reductions and offsets in certain circumstances. AbbVie’s royalty payment obligation will commence, on a Product-by-Product and country-by-country basis, on the first commercial sale of such Product in such country and will expire on the earlier of (a) the later of (i) the ten-year anniversary of the first commercial sale for such Product in such country, or (ii) solely with respect to a Product that incorporates an antibody comprising a VTP (or certain other antibodies derived from such delivered antibody), the expiration of all valid claims of patent rights covering the composition of matter of any such antibody and (b) the expiration of regulatory exclusivity for such Product in such country.

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

Collaboration revenue from the single performance obligation will be recognized over the estimated performance of the R&D services using the cost-to-cost input method which the Company believes best depicts the transfer of control to the customer. Under the cost-to-cost input method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the performance obligation. The Company recognized $4.3 million and $6.6 million of collaboration revenue for the three and six months ended June 30, 2023, respectively.

The following table summarizes the change in deferred revenue (in thousands):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Balance at the beginning of the period	$27,636	$—
Deferral of revenue	—	30,000
Recognition of unearned revenue	(4,263)	(6,627)
Balance at the end of the period	$23,373	$23,373

As of June 30, 2023, the Company expects to recognize the deferred revenue associated with the non-refundable upfront fee over the estimated research and development period of approximately 1.5 years.

4. Government assistance programs

DoD expense reimbursement contract

In July 2020, the Company entered into the OTA Agreement with the U.S. Department of Defense’s Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense, or JPEO-CBRND, in collaboration with the Defense Health Agency, to fund the Company’s efforts in developing an antibody cocktail therapeutic to treat COVID-19. The amount of funding originally made available to the Company under the OTA Agreement was $13.3 million. In May 2021, the Company and the DoD amended the OTA Agreement, pursuant to which the DoD award was increased from $13.3 million to $17.6 million. In January 2023, the Company and the DoD modified the OTA Agreement to extend the termination date of the OTA Agreement to July 2023, at no additional cost to the government. All other terms and conditions remain the same and are in full force and effect.

Under the OTA Agreement, the DoD is required to pay the Company, upon submission of invoices for approved budgeted supplies delivered and services rendered in carrying out the prototype project, within 30 calendar days of receipt of request for payment. The Company received the maximum $17.6 million in expense reimbursement from the DoD under the OTA Agreement from inception through 2022.

The Company recorded contra-research and development expense related to the OTA Agreement of $11,000 and $0.6 million for the three and six months ended June 30, 2022 in the condensed statements of operations. No contra-research and development expense related to the OTA Agreement was recorded during the three and six months ended June 30, 2023.

CARES Act employee retention credit

Under the provisions of the CARES Act, the Company met eligibility criteria for a $0.8 million refundable employee retention credit. The Company recorded contra-expense to personnel related costs within research and development expense of $0.6 million and contra-general and administrative expense of $0.2 million for the three and six months ended June 30, 2022, respectively. No such costs were recorded for the three and six months ended June 30, 2023. The Company had an employee retention credit receivable balance due from the U.S. Department of Treasury of

$0.2 million and $0.8 million in prepaid expenses and other current assets as of June 30, 2023 and December 31, 2022, respectively, in the accompanying condensed balance sheets.

5. Prepaid expenses and other assets

Prepaid expenses and other assets consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Prepaid subscriptions and service contracts	$497	$876
Prepaid insurance	271	158
CARES Act employee retention credit receivable	208	847
Research and development advance payments	134	445
	$1,110	$2,326

6. Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Research and development	$1,980	$2,261
Professional fees	1,649	481
Compensation and related benefits	907	1,874
Short-term operating lease liability and other liabilities	489	293
Deferred research obligations	—	22
	$5,025	$4,931

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

Employee benefit plan

The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code, or the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company assumes all administrative costs of the 401(k) Plan and makes matching contributions as defined in the 401(k) Plan document. The Company made matching contributions of $0.1 million to the 401(k) Plan for each of the three and six months ended June 30, 2023 and 2022, respectively.

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

The Company recorded $0.1 million of development, regulatory, or commercial milestone payments during the three and six months ended June 30, 2022, respectively, in research and development expenses in the condensed statements of operations. No such costs were recorded during the three and six months ended June 30, 2023, respectively.

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

Supplemental condensed balance sheet information related to leases comprised of the following (in thousands):

	June 30, 2023	December 31, 2022
Operating lease right-of-use assets	$174	$284

Operating lease liability	$180	$229
Operating lease liability, net of current portion	—	62
Total operating lease liability	$180	$291

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

Operating lease expense recorded as research and development and general and administrative expenses in the condensed statements of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative	$18	$19	$38	$37
Research and development	42	41	83	84
Total lease expense	$60	$60	$121	$121

Other operating lease information as of June 30, 2023 was as follows:

Weighted-average remaining lease term (in years)	0.8
Weighted-average discount rate	9.0%

Supplemental cash flow information related to the operating lease was as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid for operating lease liability	$122	$114

As of June 30, 2023, minimum rental commitments under the operating lease were as follows (in thousands):

Years ending December 31,	Amount
2023 (represents remaining six months in 2023)	$124
2024	63
Total lease payments	187
Less imputed interest	(7)
Present value of lease liability	$180

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

In January 2023, the Company sold 5,925 shares of common stock under the ATM Agreement resulting in net proceeds of approximately $34,000.

On January 15, 2023, the Company issued 55,250 shares of common stock in the aggregate to certain non-employee board of directors pursuant to the 2020 Equity Incentive Plan in lieu of the non-employee director board and committee cash retainers owed for service on the board of directors in 2022.

Warrants to acquire shares of common stock

At June 30, 2023, common stock warrants outstanding were as follows:

Warrants	Warrants Outstanding	Exercise Price per Share	Expiration Date
Series B	500,000	$ 10.00	April 28, 2024

On June 2, 2023, 803,112 Series A warrants with an exercise price of $9.00 expired.

No warrants were exercised during the three and six months ended June 30, 2023 and 2022, respectively.

10. Share-based compensation

On September 18, 2020, the Company adopted the 2020 Equity Incentive Plan, or the 2020 Plan, which supersedes all prior equity incentive plans. Under the 2020 Plan, the number of shares of common stock reserved for issuance under the 2020 Plan will automatically increase on January 1 of each year, beginning on January 1, 2021 and continuing through and including January 1, 2030, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s Board of Directors. On January 1, 2023, the number of shares available for future issuance under the 2020 Plan increased by 485,153 shares. As of June 30, 2023, there were 1,236,420 shares available for future issuance under the 2020 Plan.

The Company also adopted the 2020 Employee Stock Purchase Plan, or the ESPP, on September 18, 2020 which provides for the grant of purchase rights to purchase shares of the Company’s common stock to eligible employees, as defined by the ESPP. The maximum number of shares of common stock that may be issued under the ESPP will not exceed 125,000 shares of common stock, plus the number of shares of common stock that are automatically added on January 1 of each calendar year for a period of up to ten years, commencing on the first January 1 following the year in which an IPO occurs and ending on, and including, January 1, 2030, in an amount equal to the lesser of (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, and (ii) 1,000,000 shares of common stock. On January 1, 2023, the number of shares available for future issuance under the ESPP increased by 121,288 shares. As of June 30, 2023, there were 473,733 shares available under the ESPP. No shares of common stock have been issued under the ESPP as of June 30, 2023.

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

Share-based compensation expense recorded for stock options and restricted stock awards as research and development and general and administrative expenses in the condensed statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$427	$462	$857	$907
General and administrative	606	865	1,400	1,730
	$1,033	$1,327	$2,257	$2,637

Unrecognized compensation cost related to unvested options and restricted stock awards was $8.4 million as of June 30, 2023 and will be recognized over an estimated weighted average period of 3.1 years.

Stock options

The weighted average assumptions used in the Black-Scholes option-pricing model for stock options granted were:

	Six Months Ended June 30,
	2023	2022
Expected volatility	88.5%	85.6%
Risk-free interest rate	3.8%	2.7%
Expected term (in years)	6.03	5.97
Expected dividend yield	—	—
Fair value of common stock	$4.87	$3.64

A summary of option activity under the 2020 Plan and prior Plans during the six months ended June 30, 2023 was as follows:

			Weighted
		Weighted	average
		average	remaining
	Number of	exercise price	contractual
	shares	per share	term (years)
Outstanding at January 1, 2023	2,519,405	9.60	7.90
Granted	658,900	4.87	9.70
Forfeited	(98,216)	11.56	—
Expired	(42,009)	16.25	—
Exercised	—	—	—
Outstanding at June 30, 2023	3,038,080	8.42	7.88
Exercisable at June 30, 2023	1,563,646	8.66	7.02

The weighted-average grant date fair value per share of stock options granted during the six months ended June 30, 2023 and 2022 was $3.67 and $2.65, respectively. The aggregate intrinsic value for options exercisable at June 30, 2023 was $6.0 million. The aggregate intrinsic value of stock options outstanding at June 30, 2023 was $10.3 million.

Restricted stock awards

During February 2023, the Company granted 25,000 shares of restricted stock awards to a consultant in exchange for services that vest evenly over twelve months with a vesting start date in January 2023. The weighted average grant fair value was $5.62 per share.

In July 2023, the consulting agreement was terminated which ceased the continuation of vesting of the restricted stock awards.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “should,” ”seek,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events, financial trends and other matters that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results to differ include, but are not limited to, those risks and uncertainties associated with: our expectations regarding the announced merger transaction with Morphimmune; the fact that research and development data are subject to differing interpretations and assessments; Immunome’s ability to execute on its strategy, including with respect to its R&D efforts, IND submissions and other regulatory filings, timing of these filings and the timing and nature of governmental authority feedback regarding the same, initiation, continuation and completion of any clinical studies, confirmatory testing and other anticipated milestones as and when anticipated; the effectiveness of Immunome’s programs and development candidates, including the possibility that further preclinical data and any clinical trial data may be inconsistent with the data used for advancing the programs and development candidates and that further variants of concern could emerge; Immunome’s ability to fund operations and raise capital; Immunome’s reliance on vendors; the competitive landscape; and the additional risks and uncertainties set forth more fully under the caption “Risk Factors” in Immunome’s Annual Report on Form 10-K filed with the SEC on March 16, 2023, and elsewhere in Immunome’s filings and reports with the SEC. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for us to predict all risk factors and uncertainties. In addition, we may discuss our programs and development candidates that have not yet undergone clinical trials or been approved for marketing by the U.S. Food and Drug Administration or other governmental authority, including expectations about their therapeutic potential and benefits thereof. No representation is made as to the safety or effectiveness of these programs and development candidates for the use for which such programs and development candidates are being studied. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

To date, we have not generated any revenue from commercial sales and do not expect to generate revenue from commercial sale of products for the foreseeable future. Since inception we have incurred significant operating losses. Our net losses for the three months ended June 30, 2023 and 2022 were $5.6 million and $8.9 million, respectively, and $9.8 million and $20.6 million for the six months ended June 2023 and 2022, respectively.

As of June 30, 2023, we had cash and cash equivalents of $38.4 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue advancement of our programs and develop product candidates. We also plan to perform research activities as we seek to discover and develop additional product candidates; carry out maintenance, expansion, enforcement, defense, and protection of our intellectual property portfolio; and hire research and development, clinical and administrative personnel. If we cannot obtain the necessary funding to support these activities on favorable terms, if at all, we will need to delay, scale back or eliminate some or all of our research and development efforts. We may also need to consider various strategic alternatives, including a merger or sale of the Company; or reduce or cease operations. If we engage in collaborations, we may receive lower consideration upon commercialization of such products or technologies than if we had not entered into such arrangements or if we entered into such arrangements at later stages in the research and development process. Other than the current and potential future sources of funding under the Collaboration Agreement with AbbVie, we currently have no other sources of revenue, and our ability to continue to fund our future business plans is dependent on our ability to raise capital to fund our present and future business plans. Additionally, volatility in the capital markets, the competitive landscape and general economic conditions in the United States may be a significant obstacle to raising the required funds.

We expect to continue to incur significant expenses in connection with ongoing activities, particularly if and as we:

●	continue research and development activities;
●	pursue regulatory approvals and implement other regulatory strategies for our programs;
●	take additional steps to advance our discovery engine and our existing and future pipeline;
●	obtain, maintain, expand and protect our intellectual property portfolio;
●	hire additional research and development, clinical and administrative personnel;
●	scale up and expand our clinical and regulatory capabilities;
●	add operational, financial and management information systems and infrastructure to support our research and development programs, and any future commercialization efforts;
●	complete the Merger with Morphimmune

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

We expect that our cash as of June 30, 2023, exclusive of any potential proceeds received in connection with the potential closing of the Merger and concurrent PIPE transaction, will be sufficient to fund our operations at least 12 months from the filing date of this Quarterly Report on Form 10-Q. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner than we currently expect. See “Liquidity and capital resources.” Due to the numerous risks and uncertainties associated with the research and development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our programs and development candidates.

Merger Agreement

On June 29, 2023, we entered into an Agreement and Plan of Merger and Reorganization, or the Merger Agreement, with Morphimmune Inc., a Delaware corporation, or Morphimmune, a biotechnology company focused on developing targeted oncology therapeutics, and Ibiza Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Immunome, or Merger Sub. Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, Merger Sub will be merged with and into Morphimmune, with Morphimmune surviving as our wholly owned subsidiary, or the Merger. The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes and is expected to close by the end of 2023.

At the Effective time, each share of Morphimmune capital stock outstanding immediately prior to the Effective Time will be automatically converted solely into the right to receive 0.3042 shares of the Company’s common stock, or the Exchange Ratio, and, if applicable, an amount in cash, rounded to the nearest whole cent, in lieu of any fractional share interest in the Company’s common stock to which such holder otherwise would have been entitled (after aggregating all fractional shares issuable to such holder). Each option to purchase shares of Morphimmune capital stock, or a Morphimmune Option, that is outstanding and unexercised immediately prior to the Effective Time under Morphimmune’s 2020 Equity Incentive Plan, or the Morphimmune Plan, whether or not vested, will be converted into and become an option to purchase the Company’s common stock using the Exchange Ratio, and the Company will assume the Morphimmune Plan and each such Morphimmune Option in accordance with the terms of the Morphimmune Plan and the terms of the stock option agreement by which such Morphimmune Option is evidenced.

Immediately following the Merger, the pre-Merger equityholders of the Company are expected to own approximately 55% of the shares of the Company’s common stock and the pre-Merger equityholders of Morphimmune are expected to own approximately 45% of the Company’s common stock, in each case, on a fully diluted basis, excluding out-of-the-money securities of the Company as of June 28, 2023, unallocated shares of the Company’s common stock available for issuance under the Company’s 2020 Equity Incentive Plan and employee stock purchase plan, and the grant of a stock option to Dr. Clay Siegall, Ph.D., in connection with his employment agreement to become Chief Executive Officer of the Company upon consummation of the Merger, and prior to giving effect to the PIPE financing as described below.

Anticipated Accounting Treatment

The Merger is expected to be treated as an asset acquisition by Immunome of Morphimmune in accordance with U.S. GAAP. Upon completion of the Merger, Immunome will obtain control of Morphimmune’s assets consisting primarily of cash and in-process research and development (IPR&D) associated with Morphimmune’s potential primary product candidate, Mi-1001, and development program, 177Lu-FAP.

In accordance with U.S. GAAP, Immunome must first assess whether an integrated set of assets and activities should be accounted for as an acquisition of a business or an asset acquisition. An initial screen test is completed to determine if substantially all of the fair value of the gross assets acquired of Morphimmune is concentrated in a single asset or group of similar assets. If that screen is met, the set is not considered a business and is accounted for as an asset acquisition. Immunome will account for the acquisition of Morphimmune as an asset acquisition as substantially all of the fair value of the gross assets being acquired of Morphimmune is concentrated within the FA-TLR7a and 177Lu-FAP development programs which are considered a group of similar assets. These programs are deemed to be similar IPR&D assets being acquired based on the similarity of: (i) their current preclinical stage of development, (ii) solid tumor therapeutic indications, (iii) risks for development, (iv) regulatory pathway, and (v) economics of commercialization.

Since the IPR&D being acquired has no alternative future use, Immunome expects to record the amount of consideration allocated to the IPR&D assets as research and development expense in its statement of operations on the date of acquisition.

Subscription Agreements

In connection with the execution of the Merger Agreement, on June 29, 2023, the Company entered into subscription agreements, each, a Subscription Agreement, with certain investors, or the PIPE Investors, pursuant to which, among other things, the PIPE Investors have agreed to subscribe for and purchase, and the Company has agreed to issue and sell to the PIPE Investors, an aggregate of 21,690,871 shares of the Company’s common stock for an aggregate purchase price of approximately $125.0 million, on the terms and subject to the conditions set forth therein. The shares of the Company’s common stock were sold to the PIPE Investors at a price per share equal to $5.75 and, in the case of affiliate investors, $5.91 per share, the consolidated closing bid price per share immediately preceding the entry into the Subscription Agreement. The closing of the PIPE financing is expected to occur in connection with and immediately following the consummation of the Merger.

Our current programs and strategic collaboration

Oncology (IMM-ONC-01)

Our lead oncology program targets IL-38, which we believe is a novel, negative regulator of inflammation capable of promoting tumor evasion of the immune system. IL-38 was identified as the target of an antibody isolated from a hybridoma library generated from the memory B cells of a patient with squamous head and neck cancer. Query of public and proprietary (Tempus) databases of cancer gene expression revealed over-expression of IL-38 in multiple solid tumors. Further, a correlation with low levels of tumor-infiltrating immune effector cells, a hallmark of immune suppression in some of these patients’ tumors, and high IL-38 expression was also observed, suggesting a role for IL-38 as an immune modulator. Data obtained from preclinical testing indicated that blocking IL-38 function using inhibitory antibodies increased the immune response to the tumor and resulted in anti-tumor activity in select animal models, suggesting that anti-IL-38 antibodies could have therapeutic utility as single agents or in combination with other therapeutic modalities. Our recent analysis further confirms IL-38 expression is frequently elevated in samples of select patient tumor subtypes, in cancers such as head and neck, lung and gastroesophageal. We believe that this information could potentially guide patient selection for early clinical testing and may improve the overall probability of demonstrating clinical utility, thereby improving the probability of clinical success. We plan to submit our IND application for the IMM-ONC-01 program in the first quarter of 2024.

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

Additionally, we plan to expand our intellectual property estate and infrastructure needed to discover and advance our platform and programs. We may in-license or acquire complementary intellectual property as needed or required, and we may continue to build our know-how and trade secrets. As an example, we may pursue both therapeutic and diagnostic applications of our antibodies through composition of matter and/or method of use patents. While the focus area of our current programs is oncology, we may invest in intellectual property in other therapeutic areas as well.

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

Results of operations

The ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our results of operations will depend on future developments, which are highly uncertain, including public health crises and actions taken to contain or prevent the further spread, among others. Accordingly, we cannot fully predict the extent to which our business and results of operations will be affected by the pandemic.

Comparison of the three and six months ended June 30, 2023 and 2022

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change

	(in thousands)			(in thousands)
Collaboration revenue	$4,263	$—	$4,263	$6,627	$—	$6,627
Operating expenses:
Research and development	5,716	5,717	(1)	9,629	13,795	(4,166)
General and administrative	4,320	3,209	1,111	7,242	6,785	457
Total operating expenses	10,036	8,926	1,110	16,871	20,580	(3,709)
Loss from operations	(5,773)	(8,926)	3,153	(10,244)	(20,580)	10,336
Interest income	216	2	214	417	3	414
Net loss	$(5,557)	$(8,924)	$3,367	$(9,827)	$(20,577)	$10,750

Three months ended June 30, 2023 and 2022

Collaboration revenue

In January 2023, we entered into the Collaboration Agreement with AbbVie and recognized collaboration revenue of $4.3 million for the three months ended June 30, 2023. No collaboration revenue was recognized for the three months ended June 30, 2022.

Research and development expenses

Research and development expenses were $5.7 million for both the three months ended June 30, 2023 and 2022.

Research and development expenses were flat for the three months ended June 30, 2023. ONC-01 external program related expenses decreased by $1.2 million as a result of a decrease in product development activities. BCP-01 external program related expenses decreased by $1.0 million, net of contra expense, as a result of our decision to seek a partner in order to continue the BCP-01 trial and further development activities. These decreases were offset by an increase of $1.3 million in outsourced research and materials relating to the AbbVie collaboration. In addition, personnel related costs increased by $0.9 million for the three months ended June 30, 2023 primarily as a result of $0.6 million contra-expense to personnel related costs relating to the CARES Act employee retention credit recorded during the three months ended June 30, 2022 and a $0.3 million increase in fringe benefits.

General and administrative expenses

General and administrative expenses were $4.3 million and $3.2 million for the three months ended June 30, 2023 and 2022, respectively.

General and administrative expenses increased by $1.1 million for the three months ended June 30, 2023. The increase was primarily a result of a $1.6 million increase in professional fees including consulting and legal related costs associated with the Merger offset by a $0.4 million decrease in general expenses including insurance, and a $0.1 million decrease in personnel-related costs. Personnel-related costs decreased as a result of a $0.3 million decrease in share-based compensation offset by $0.2 million in contra-expense to personnel related costs relating to the CARES Act employee retention credit recorded during the three months ended June 30, 2023.

Interest income

Interest income was $0.2 million and $2,000 for the three months ended June 30, 2023 and 2022, respectively.

Interest income increased by $0.2 million for the three months ended June 30, 2023 as a result of increased interest rates on our cash balances held with a financial institution.

Six months ended June 30, 2023 and 2022

Collaboration revenue

In January 2023, we entered into the Collaboration Agreement with AbbVie and recognized collaboration revenue of $6.6 million for the six months ended June 30, 2023. No collaboration revenue was recognized for the six months ended June 30, 2022.

Research and development expenses

Research and development expenses were $9.6 million and $13.8 million for the six months ended June 30, 2023 and 2022, respectively.

Research and development expenses decreased by $4.2 million for the six months ended June 30, 2023. Of the $4.2 million decrease in research and development expenses, ONC-01 external program related expenses decreased by $3.4 million as a result of a decrease in product development activities. BCP-01 external program related expenses decreased by $3.2 million, net of contra expense, as a result of our decision to seek a partner in order to continue the BCP-01 trial and further development activities. These decreases were offset by an increase of $1.7 million in outsourced research and materials relating to the AbbVie collaboration. In addition, personnel related costs increased by $0.7 million for the six months ended June 30, 2023 primarily as a result of $0.6 million contra-expense to personnel related costs relating to the CARES Act employee retention credit recorded during the six months ended June 30, 2023.

General and administrative expenses

General and administrative expenses were $7.2 million and $6.8 million for the six months ended June 30, 2023 and 2022, respectively.

General and administrative expenses increased by $0.4 million for the three months ended June 30, 2023. The increase was primarily a result of a $1.2 million increase in professional fees, including consulting and legal related costs associated with the Merger, offset by a $0.8 million decrease in general expenses including insurance.

Interest income

Interest income was $0.4 million and $3,000 for the six months ended June 30, 2023 and 2022, respectively.

Interest income increased by $0.4 million for the six months ended June 30, 2023 as a result of increased interest rates on our cash balances held with a financial institution.

Liquidity and capital resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we continue advancement of our programs and development candidates. Through June 30, 2023, we raised an aggregate of $155.2 million in gross proceeds from sales of our common stock, Series A convertible preferred stock and warrants, warrant and stock option exercises, the issuance of convertible promissory notes, the Paycheck Protection Program, or PPP, loan that was forgiven in May 2021, and strategic partnerships with AbbVie Global Enterprises Ltd, or AbbVie. In January 2023, we received a $30.0 million upfront payment from AbbVie under the collaboration and option agreement, or the Collaboration Agreement. In addition, we received $17.6 million in expense reimbursement from the Department of Defense, or DoD under the Other Transaction Authority for Prototype Agreement, or the OTA Agreement, from inception through 2022.

On October 1, 2021, we entered into an Open Market Sale Agreement, or the ATM Agreement, with Jefferies Group LLC, which provides that, upon the terms and subject to the conditions and limitations in the ATM Agreement, we may elect, from time to time, to offer and sell shares of common stock under the registration statement having an aggregate offering price of up to $75.0 million through Jefferies Group LLC acting as sales agent. We filed a shelf registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission, or the SEC, on October 14, 2021, pursuant to which we may issue from time-to-time securities with an aggregate value of up to $200.0 million. Through June 30, 2023, we sold 5,925 shares of common stock under the ATM Agreement resulting in net proceeds of approximately $34,000. We can elect to sell additional shares under the ATM Agreement or shelf registration statement.

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

In connection with the execution of the Merger Agreement, on June 29, 2023, the Company entered into subscription agreements, each, a Subscription Agreement, with certain investors, or the PIPE Investors, pursuant to which, among other things, the PIPE Investors have agreed to subscribe for and purchase, and the Company has agreed to issue and sell to the PIPE Investors, an aggregate of 21,690,871 shares of the Company’s common stock for an aggregate purchase price of approximately $125.0 million, on the terms and subject to the conditions set forth therein. The shares of the Company’s common stock were sold to the PIPE Investors at a price per share equal to $5.75 and, in the case of affiliate investors, $5.91 per share, the consolidated closing bid price per share immediately preceding the entry into the Subscription Agreement. The closing of the PIPE financing is expected to occur in connection with and immediately following the consummation of the Merger.

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

Cash flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022

	(in thousands)
Cash provided by (used in) operating activities	$18,505	$(14,436)
Cash used in investing activities	(446)	(176)
Cash provided by financing activities	34	32
Net increase (decrease) in cash and cash equivalents and restricted cash	$18,093	$(14,580)

Operating activities

Net cash provided by operating activities for the six months ended June 30, 2023 was $18.5 million, consisting primarily of increases in deferred revenue of $23.4 million, noncash charges of $2.6 million for share-based compensation expense, depreciation and amortization of right-of-use asset, increases in accounts payable of $1.3 million, and decreases in prepaid expenses and other assets of $1.2 million, offset by our net loss of $9.8 million.

Net cash used in operating activities for the six months ended June 30, 2022 was $14.4 million, consisting primarily of our net loss of $20.6 million and decreases in accrued expenses and other liabilities of $3.3 million, offset by noncash charges of $2.9 million for stock compensation expense, depreciation and amortization of right-of-use asset, decreases in prepaid expenses and other assets of $4.4 million, and increases in accounts payable of $2.2 million.

Investing activities

During the six months ended June 30, 2023 and 2022, we used $0.4 million and $0.2 million, respectively, for the purchase of property and equipment.

Financing activities

During the six months ended June 30, 2023, financing activities provided approximately $34,000 in net proceeds from the sales of common stock under the ATM agreement.

During the six months ended June 30, 2022, financing activities provided $32,000 from exercise of stock options.

Funding requirements

Our operating expenses are expected to increase substantially as we continue to advance our discovery engine and programs.

Specifically, our expenses will increase if and as we:

●	further develop our discovery engine;
●	continue our research and development programs for our programs and development candidates;
●	seek to identify additional programs and development candidates;
●	maintain, expand, enforce, defend, and protect our intellectual property portfolio and provide reimbursement of third-party expenses related to our patent portfolio;
●	seek marketing approvals for any of our programs and development candidates that successfully complete clinical trials;
●	establish a sales, marketing, and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;
●	hire additional personnel including research and development, clinical and administrative personnel;
●	add operational, financial, and management information systems and personnel, including personnel to support our product development;
●	acquire or in-license products, intellectual property, and technologies;
●	complete the Merger with Morphimmune; and
●	continue to operate as a public company.

We expect that our existing cash at June 30, 2023, exclusive of any potential proceeds received in connection with the potential closing of the merger and concurrent PIPE transaction, will enable us to fund our current and planned operating expenses and capital expenditures at least 12 months from the filing date of this Quarterly Report on Form 10-Q. We will need additional financing to support its continuing operations and pursue its research and development strategy. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our programs and development candidates.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements. Other than in connection with the possible PIPE, we do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of any purchaser will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market programs and development candidates that we would otherwise prefer to develop and market ourselves.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to ensure the timely disclosure of required information in our SEC filings.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

2.1

Agreement and Plan of Merger and Reorganization, dated July 29, 2023, by and among Immunome, Inc., Ibiza Merger Sub, Inc. and Morphimmune, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed June 29, 2023).

3.1	Amended and Restated Certificate of Incorporation of Immunome, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed October 6, 2020).

3.2	Amended and Restated Bylaws of Immunome, Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed October 6, 2020).

10.1	Form of Immunome, Inc. Stockholder Support Agreement, dated June 29, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 29, 2023).

10.2	Form of Morphimmume, Inc. Stockholder Support Agreement, dated June 29, 2023 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 29, 2023).

10.3	Form of Lock-Up Agreement, dated June 29, 2023 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed June 29, 2023).

10.4	Form of Subscription Agreement, dated June 29, 2023 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed June 29, 2023).

10.5	Employment Agreement, dated June 28, 2023, by and between Immunome, Inc. and Clay B. Siegall, Ph.D. (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed June 29, 2023).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive Data File (Form 10-Q for the Quarterly Period ended June 30, 2023 filed in XBRL). The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed." The instance document does not appear in the interactive file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive File (embedded within the Inline XBRL document).
*	Filed or furnished herewith.

# Management contracts or compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNOME, INC.
(Registrant)

Date: August 9, 2023	By:	/s/ Purnanand D. Sarma
	Name:	Purnanand D. Sarma, Ph. D.
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2023	By:	/s/ Corleen M. Roche
	Name:	Corleen M. Roche
	Title:	Chief Financial Officer
(Principal Financial Officer)