Form 10-Q
period 2023-09-30
Immunome Inc.
filed 2023-11-09
CIK 1472012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

There were 42,729,847 shares of the registrant’s common stock outstanding as of November 7, 2023.

IMMUNOME, INC.

Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

IMMUNOME, INC.

Condensed Balance Sheets

(In thousands, except share data)

(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$90,641	$20,323
Prepaid expenses and other current assets	773	2,326
Total current assets	91,414	22,649
Property and equipment, net	1,172	681
Operating right-of-use asset, net	345	284
Restricted cash	100	100
Deferred offering costs	130	332
Total assets	$93,161	$24,046
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,786	$2,400
Accrued expenses and other current liabilities	3,369	4,931
Deferred revenue, current	16,956	—
Total current liabilities	23,111	7,331
Deferred revenue, non-current	2,852	—
Deposit liability	61,000	—
Other long-term liabilities	122	62
Total liabilities	87,085	7,393
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 12,202,516 and 12,128,843 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	136,248	132,653
Accumulated deficit	(130,173)	(116,001)
Total stockholders’ equity	6,076	16,653
Total liabilities and stockholders’ equity	$93,161	$24,046

The accompanying notes are an integral part of these unaudited condensed financial statements.

IMMUNOME, INC.

Condensed Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Collaboration revenue	$3,565	$—	$10,192	$—
Operating expenses:
Research and development	3,823	5,225	13,452	19,020
General and administrative	4,375	3,309	11,617	10,094
Total operating expenses	8,198	8,534	25,069	29,114
Loss from operations	(4,633)	(8,534)	(14,877)	(29,114)
Interest income	288	1	705	4
Net loss	$(4,345)	$(8,533)	$(14,172)	$(29,110)
Deemed dividend arising from warrant modification	—	(622)	—	(622)
Net loss attributable to common stockholders	(4,345)	$(9,155)	(14,172)	$(29,732)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.36)	$(0.75)	$(1.16)	$(2.45)
Weighted-average common shares outstanding, basic and diluted	12,202,335	12,127,501	12,194,277	12,125,947

The accompanying notes are an integral part of these unaudited condensed financial statements.

IMMUNOME, INC.

Condensed Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

(unaudited)

	Stockholders’ equity
	Common stock		Additional
			paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at June 30, 2023	12,200,433	$1	$135,165	$(125,828)	$9,338
Share-based compensation expense	—	—	1,072	—	1,072
Vesting of restricted stock awards	2,083	—	11	—	11
Net loss	—	—	—	(4,345)	(4,345)
Balance at September 30, 2023	12,202,516	$1	$136,248	$(130,173)	$6,076

	Stockholders’ equity
	Common stock		Additional
			paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at January 1, 2023	12,128,843	$1	$132,653	$(116,001)	$16,653
Share-based compensation expense	—	—	3,270	—	3,270
Issuance of common stock under ATM, net of $1 of issuance costs	5,925	—	34	—	34
Issuance of common stock	55,250	—	221	—	221
Vesting of restricted stock awards	12,498	—	70	—	70
Net loss	—	—	—	(14,172)	(14,172)
Balance at September 30, 2023	12,202,516	$1	$136,248	$(130,173)	$6,076

	Stockholders’ equity
	Common stock		Additional
			paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at June 30, 2022	12,127,385	$1	$129,958	$(99,682)	$30,277
Share-based compensation expense	—	—	1,340	—	1,340
Exercise of stock options	209	—	—	—	—
Net loss	—	—	—	(8,533)	(8,533)
Balance at September 30, 2022	12,127,594	$1	$131,298	$(108,215)	$23,084

	Stockholders’ equity
	Common stock		Additional
			paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at January 1, 2022	12,110,373	$1	$127,289	$(79,105)	$48,185
Share-based compensation expense	—	—	3,977	—	3,977
Exercise of stock options	17,221	—	32	—	32
Net loss	—	—	—	(29,110)	(29,110)
Balance at September 30, 2022	12,127,594	$1	$131,298	$(108,215)	$23,084

The accompanying notes are an integral part of these unaudited condensed financial statements.

IMMUNOME, INC.

Condensed Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(14,172)	$(29,110)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	306	327
Amortization of right-of-use asset	165	44
Write-off of deferred offering costs	332	—
Share-based compensation	3,340	3,977
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,553	5,236
Accounts payable	71	62
Accrued expenses and other current liabilities	(1,452)	(2,471)
Deferred revenue	19,808	—
Other long-term liabilities	(60)	(72)
Net cash provided by (used in) operating activities	9,891	(22,007)
Cash flows from investing activities:
Purchases of property and equipment	(482)	(176)
Net cash used in investing activities	(482)	(176)
Cash flows from financing activities:
Payment of offering costs	(125)	—
Prepayments from PIPE transaction recorded as deposit liability	61,000	—
Proceeds from exercise of stock options	—	32
Proceeds from issuance of common stock under ATM, net	34	—
Net cash provided by financing activities	60,909	32
Net increase (decrease) in cash and cash equivalents and restricted cash	70,318	(22,151)
Cash and cash equivalents and restricted cash at beginning of period	20,423	49,329
Cash and cash equivalents and restricted cash at end of period	$90,741	$27,178

Supplemental disclosures of cash flow information:
Operating lease right-of-use asset and lease liability recorded due to lease extension	$226	$—
Issuance of common stock to certain board of directors in lieu of accrued compensation	$221	$—
Deferred offering costs in accrued expenses and other current liabilities	$5	$—
Property and equipment included in accounts payable	$315	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

IMMUNOME, INC.

Notes to Condensed Financial Statements

(Unaudited)

1. Nature of the business

Organization

Immunome, Inc., or the Company, is a biotechnology company dedicated to developing first-in-class and best-in-class targeted cancer therapies. The Company believes that pursuing underexplored targets with appropriate drug modalities leads to transformative therapies. The Company’s proprietary memory B cell hybridoma technology allows for the rapid screening and functional characterization of novel antibodies and targets.

The Company was incorporated as a Pennsylvania corporation on March 2, 2006, and was converted to a Delaware corporation on December 2, 2015. Since its inception, the Company has devoted substantially all its resources to research and development, raising capital, building its management team, extending its intellectual property portfolio, and executing strategic partnerships and transactions. The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry including, but not limited to, risks associated with research, development, and manufacturing activities, uncertain results of preclinical and clinical testing, development of new technological innovations and products by competitors, dependence on key personnel, partners and third-party vendors, protection of proprietary technology, compliance with government regulations, regulatory approval of products and the ability to secure additional capital to fund operations.

On October 2, 2023, the Company completed its merger with Morphimmune Inc., or Morphimmune. Under the terms of the Agreement and Plan of Merger and Reorganization dated as of June 28, 2023, or the Merger Agreement, among the Company, Morphimmune and Ibiza Merger Sub, Inc., a wholly owned subsidiary of the Company, or Merger Sub, Morphimmune merged with and into Merger Sub, with Morphimmune surviving as a wholly-owned subsidiary of Immunome, or the Merger.

Morphimmune is a preclinical biotechnology company focused on developing targeted oncology therapeutics. Morphimmune’s Targeted Effector platform uses small molecule ligands to selectively deliver drug payloads to diseased cells. Morphimmune believes this approach reduces toxicity and increases the efficacy of effector molecules, thereby improving outcomes for patients.

Liquidity

The Company has incurred net losses since inception, including net losses of $14.2 million and $29.1 million for the nine months ended September 30, 2023 and 2022, respectively, and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its programs and development candidates. As of September 30, 2023, the Company had an accumulated deficit of $130.2 million.

Through September 30, 2023, the Company raised an aggregate of $155.1 million in gross proceeds from sales of common stock, Series A convertible preferred stock and warrants, warrant and stock option exercises, the issuance of convertible promissory notes, the Paycheck Protection Program, or PPP, loan that was forgiven in May 2021, and strategic partnerships with AbbVie Global Enterprises Ltd, or AbbVie. In addition, the Company received $17.6 million in expense reimbursement from the Department of Defense, or DoD, under the Other Transaction Authority for Prototype Agreement, or the OTA Agreement, from inception through 2022.

In June 2023 in connection with the Merger Agreement, the Company entered into subscription agreements with certain investors pursuant to which the Company would sell shares of its common stock, immediately following the completion of the Merger, in exchange for gross proceeds of $125.0 million. On October 2, 2023, the Company issued and sold 21,690,871 shares of its common stock pursuant to the subscription agreements in a Private Investment in

Public Equity, or PIPE, transaction. The Company received gross proceeds of $125.0 million, $61.0 million of which was received on or prior to September 30, 2023 and recorded as a deposit liability on the September 30, 2023 balance sheet. The remaining $64.0 million of proceeds were received in October 2023.

On January 4, 2023, the Company entered into the Collaboration Agreement with AbbVie, or the Collaboration Agreement, directed to the discovery of up to 10 novel target-antibody pairs leveraging the Company’s discovery engine.  The Company is potentially eligible to receive up to approximately $2.8 billion from AbbVie under the Collaboration Agreement from the sources described in Note 3. There are no assurances that the Company will receive additional payments from AbbVie beyond the $30.0 million upfront payment received in January 2023.

On October 1, 2021, the Company entered into an Open Market Sale Agreement, or the ATM Agreement, with Jefferies Group LLC, which provides that, upon the terms and subject to the conditions and limitations in the ATM Agreement, the Company may elect, from time to time, to offer and sell shares of common stock under the registration statement having an aggregate offering price of up to $75.0 million through Jefferies Group LLC acting as sales agent, or Jefferies. Through September 30, 2023, the Company the Company has sold 5,925 shares of common stock under the ATM Agreement resulting in net proceeds of approximately $34,000. During the three-month period ended September 30, 2023, we did not issue or sell any shares of our common stock under the ATM Agreement. On November 8, 2023, the Company provided notice of termination of the ATM Agreement to Jefferies.

The Company had cash and cash equivalents of $90.6 million at September 30, 2023, which included $61.0 million of deposits related to the PIPE transaction. The Company expects that its cash, including the remaining proceeds received in connection with the closing of the PIPE transaction on October 2, 2023, will enable it to fund its operating expenses and capital expenditure requirements for at least 12 months from the filing date of this Quarterly Report on Form 10-Q; however; more funding will be necessary to fund additional research and development and operations in order to pursue the Company’s growth strategy.

If the Company cannot obtain the necessary funding, it will need to delay, scale back or eliminate some or all of its research and development programs, enter into collaborations with third parties relative to potential programs, products or technologies that it might otherwise seek to progress independently (or enter into these collaborations sooner than it might otherwise have intended to), or reduce or cease operations. Further, as a part of its strategy, the Company may consider various other alternatives, including a merger or sale of the Company. If the Company engages in any of these types of transactions under these circumstances, it may receive lower consideration than if it had not entered into such arrangements or if it entered into such arrangements at later stages. Additionally, volatility in the capital markets generally and the biotechnology sector specifically, as well as general economic conditions in the United States may be a significant obstacle to raising the required funds on satisfactory terms, if at all.

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

Unaudited interim results

These unaudited condensed financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and the notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2023. The accompanying condensed financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 are unaudited but have been prepared on the same basis as the annual audited financial statements and include all adjustments that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Condensed balance sheet amounts as of December 31, 2022 have been derived from the audited financial statements as of that date.

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

Cash and cash equivalents and restricted cash are Level 1 assets as of September 30, 2023 and December 31, 2022.

Restricted cash

Restricted cash represents collateral provided for a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate facilities. Cash will be released from restriction upon termination of the lease. Restricted cash was $0.1 million at both September 30, 2023 and 2022, respectively. The following table provides a reconciliation of the components of cash and cash equivalents and restricted cash presented in the condensed statements of cash flows:

(in thousands)	September 30, 2023	September 30, 2022
Cash and cash equivalents	$90,641	$27,078
Restricted cash	100	100
	$90,741	$27,178

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

Equity issuance costs

The Company capitalized costs that were directly associated with establishing the ATM Agreement and shelf registration statement in 2021. These costs will remain capitalized until such financings are consummated, at which time such costs will be recorded against the gross proceeds from the applicable financing. If a financing is abandoned, deferred offering costs are expensed. Ongoing costs that are directly associated with the ATM Agreement are expensed as incurred.  During the quarter ended September 30, 2023, the Company expensed the remaining $0.3 million of deferred offering costs related to the ATM when it decided to abandon any future use of the ATM. On November 8, 2023, the Company provided notice of termination of the ATM Agreement to Jefferies.

During the quarter ended September 30, 2023, the Company capitalized $0.1 million of costs that were directly associated with the PIPE transaction. These costs will be recorded against the gross proceeds from the PIPE transaction when it closed in October 2023.

Deferred offering costs were $0.1 million as of September 30, 2023 and $0.3 million as of December 31, 2022 on the condensed balance sheets.

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

The following potentially dilutive securities outstanding as of September 30, 2023 and 2022 have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	September 30,
	2023	2022
Stock options(1)	3,024,419	2,509,759
Common stock warrants(1)	500,000	1,303,112
	3,524,419	3,812,871
(1)	Represents common stock equivalents.

In periods in which the Company reports a net loss per share of common stock, diluted net loss per share of common stock is the same as basic net loss per share of common stock since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss per share of common stock for the three and nine months ended September 30, 2023 and 2022.

Leases

The Company accounts for leases in accordance with ASC 842, Leases. At the inception of an arrangement, the Company determines whether an arrangement contains a lease based on facts and circumstances present in the arrangement. An arrangement is or contains a lease if the arrangement conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Typically, lessees are required to recognize leases with a term greater than one year on the condensed balance sheets as an operating or finance lease liability and right-of-use asset. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The Company has elected the practical expedient to not recognize leases with a term of 12 months or less. The Company does not have any financing leases as of September 30, 2023.

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

Collaboration revenue from the single performance obligation will be recognized over the estimated performance of the R&D services using the cost-to-cost input method which the Company believes best depicts the transfer of control to the customer. Under the cost-to-cost input method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the performance obligation. The Company recognized $3.6 million and $10.2 million of collaboration revenue for the three and nine months ended September 30, 2023, respectively.

The following table summarizes the change in deferred revenue (in thousands):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Balance at the beginning of the period	$23,373	$—
Deferral of revenue	—	30,000
Recognition of unearned revenue	(3,565)	(10,192)
Balance at the end of the period	$19,808	$19,808

As of September 30, 2023, the Company expects to recognize the deferred revenue associated with the non-refundable upfront fee over the estimated research and development period of approximately 1.25 years.

4. Government assistance programs

DoD expense reimbursement contract

In July 2020, the Company entered into the OTA Agreement with the U.S. Department of Defense’s Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense, or JPEO-CBRND, in collaboration with the Defense Health Agency, to fund the Company’s efforts in developing an antibody cocktail therapeutic to treat COVID-19. The amount of funding originally made available to the Company under the OTA Agreement was $13.3 million. In May 2021, the Company and the DoD amended the OTA Agreement, pursuant to which the DoD award was increased from $13.3 million to $17.6 million. In January 2023, the Company and the DoD modified the OTA Agreement to extend the termination date of the OTA Agreement to July 2023, at no additional cost to the government. The Company’s obligations under the OTA agreement with the DoD were completed.

Under the OTA Agreement, the DoD is required to pay the Company, upon submission of invoices for approved budgeted supplies delivered and services rendered in carrying out the prototype project, within 30 calendar days of receipt of request for payment. The Company received the maximum $17.6 million in expense reimbursement from the DoD under the OTA Agreement from inception through 2022.

The Company recorded contra-research and development expense related to the OTA Agreement of $0.0 million and $0.6 million for the three and nine months ended September 30, 2022 in the condensed statements of operations. No contra-research and development expense related to the OTA Agreement was recorded during the three and nine months ended September 30, 2023.

5. Prepaid expenses and other assets

Prepaid expenses and other assets consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Prepaid subscriptions and service contracts	$416	$876
Research and development advance payments	209	445
CARES Act employee retention credit receivable	-	847
Prepaid insurance	148	158
	$773	$2,326

6. Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Research and development	$713	$2,261
Compensation and related benefits	1,377	1,874
Professional fees	493	481
Short-term operating lease liability and other liabilities	249	293
Other	537	22
	$3,369	$4,931

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

Employee benefit plan

The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code, or the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company assumes all administrative costs of the 401(k) Plan and makes matching contributions as defined in the 401(k) Plan document. The Company made matching contributions of $0.1 million and $0.2 million to the 401(k) Plan for the three and nine months ended September 30, 2023. The Company made matching contributions of $0.1 million and $0.2 million to the 401(k) Plan for the three and nine months ended September 30, 2022.

Legal proceedings

The Company is not a party to any material litigation and does not have material contingency reserves established for any litigation liabilities. At each reporting date, the Company evaluates whether a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies.

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

The Company recorded $0.1 million of development, regulatory, or commercial milestone payments during each of the three and nine months ended September 30, 2022, respectively, in research and development expenses in the condensed statements of operations. No such costs were recorded during the three and nine months ended September 30, 2023, respectively.

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

8. Leases

The Company leases office and laboratory space for approximately 11,000 square feet of space in Exton, Pennsylvania. The lease includes certain options to extend. In August 2023, the Company extended the existing lease term until March 2025.

Supplemental condensed balance sheet information related to leases comprised of the following (in thousands):

	September 30, 2023	December 31, 2022
Operating lease right-of-use assets	$345	$284

Operating lease liability	$228	$229
Operating lease liability, net of current portion	122	62
Total operating lease liability	$350	$291

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

Operating lease expense recorded as research and development and general and administrative expenses in the condensed statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative	$16	$40	$54	$57
Research and development	45	20	128	124
Total lease expense	$61	$60	$182	$181

Other operating lease information as of September 30, 2023 was as follows:

Weighted-average remaining lease term (in years)	1.5
Weighted-average discount rate	9.0%

Supplemental cash flow information related to the operating lease was as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid for operating lease liability	$184	$173

As of September 30, 2023, minimum rental commitments under the operating lease were as follows (in thousands):

Years ending December 31,	Amount
2023 (represents remaining three months in 2023)	$63
2024	250
2025	63
Total lease payments	376
Less imputed interest	(26)
Present value of lease liability	$350

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

At September 30, 2023, common stock warrants outstanding were as follows:

Warrants	Warrants Outstanding	Exercise Price per Share	Expiration Date
Series B	500,000	$ 10.00	April 28, 2024

On June 2, 2023, 803,112 Series A warrants with an exercise price of $9.00 expired.

No warrants were exercised during the three and nine months ended September 30, 2023 and 2022, respectively.

10. Share-based compensation

On September 18, 2020, the Company adopted the 2020 Equity Incentive Plan, or the 2020 Plan, which supersedes all prior equity incentive plans. Under the 2020 Plan, the number of shares of common stock reserved for issuance under the 2020 Plan will automatically increase on January 1 of each year, beginning on January 1, 2021 and continuing through and including January 1, 2030, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s Board of Directors. On January 1, 2023, the number of shares available for future issuance under the 2020 Plan increased by 485,153 shares. On September 29, 2023, the number of shares available for future issuance under the 2020 Plan increased by 2,955,280 shares. As of September 30, 2023, there were 4,205,361 shares available for future issuance under the 2020 Plan.

The Company also adopted the 2020 Employee Stock Purchase Plan, or the ESPP, on September 18, 2020 which provides for the grant of purchase rights to purchase shares of the Company’s common stock to eligible employees, as defined by the ESPP. The maximum number of shares of common stock that may be issued under the ESPP will not exceed 125,000 shares of common stock, plus the number of shares of common stock that are automatically added on January 1 of each calendar year for a period of up to ten years, commencing on the first January 1 following the year in which an IPO occurs and ending on, and including, January 1, 2030, in an amount equal to the lesser of (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, and (ii) 1,000,000 shares of common stock. On January 1, 2023, the number of shares available for future issuance under the ESPP increased by 121,288 shares. As of September 30, 2023, there were 473,733 shares available under the ESPP. No shares of common stock have been issued under the ESPP as of September 30, 2023.

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

Share-based compensation expense recorded for stock options and restricted stock awards as research and development and general and administrative expenses in the condensed statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$466	$480	$1,323	$1,387
General and administrative	617	860	2,017	2,590
	$1,083	$1,340	$3,340	$3,977

Unrecognized compensation cost related to unvested options and restricted stock awards was $7.4 million as of September 30, 2023 and will be recognized over an estimated weighted average period of 1.2 years.

Stock options

The weighted average assumptions used in the Black-Scholes option-pricing model for stock options granted were:

	Nine Months Ended September 30,
	2023	2022
Expected volatility	88.5%	85.6%
Risk-free interest rate	3.8%	2.7%
Expected term (in years)	6.03	5.97
Expected dividend yield	—	—
Fair value of common stock	$4.87	$3.64

A summary of option activity under the 2020 Plan and prior Plans during the nine months ended September 30, 2023 was as follows:

		Weighted
		average
	Number of	exercise price
	shares	per share
Outstanding at January 1, 2023	2,519,405	9.60
Granted	658,900	4.87
Forfeited	(98,216)	11.56
Expired	(55,670)	16.59
Outstanding at September 30, 2023	3,024,419	8.38
Exercisable at September 30, 2023	1,669,562	8.76

The weighted-average grant date fair value per share of stock options granted during the nine months ended September 30, 2023 and 2022 was $3.67 and $2.65, respectively. The aggregate intrinsic value for options exercisable at September 30, 2023 was $6.7 million. The aggregate intrinsic value of stock options outstanding at September 30, 2023 was $11.2 million. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2023 was $0.1 million.

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

11. Subsequent events

The Merger with Morphimmune

On October 2, 2023 the Company closed the Merger transaction contemplated by the Merger Agreement. As a result of the Merger, the Company acquired 100% of the outstanding equity interests of Morphimmune through the issuance of 8,835,710 shares of the Company’s common stock to Morphimmune stockholders, based upon an exchange ratio of 0.3042 shares of the Company’s common stock for each outstanding share of Morphimmune capital stock.

Upon completion of the Merger, 8,128,096 options to purchase shares of Morphimmune capital stock were converted into 2,472,567 options to purchase shares of the Company’s common stock with a weighted average exercise price of

$1.29 per share.  All other terms and conditions associated with these options, including vesting and exercisability are governed by the original terms and conditions of Morphimmune’s legacy equity plan.

The Company will account for the acquisition of Morphimmune as an asset acquisition as substantially all of the fair value of the gross assets acquired of Morphimmune is concentrated within two programs that are considered a group of similar assets. These programs are deemed to be similar IPR&D assets being acquired based on the similarity of: (i) their current preclinical stage of development, (ii) solid tumor therapeutic indications, (iii) risks for development, (iv) regulatory pathway, and (v) economics of commercialization.

Under the asset acquisition method of accounting, the assets acquired and liabilities assumed are recognized and measured at fair value and no goodwill is recorded or recognized. Acquired IPR&D that has no future alternative use is expensed at the time of acquisition.

Sale of Common Stock

On June 28, 2023, in connection with the Merger Agreement, the Company entered into subscription agreements with certain investors pursuant to which the Company would sell shares of its common stock, immediately following the completion of the Merger, in exchange for gross proceeds of $125.0 million. Immediately following the completion of the Merger, the Company sold 21,690,871 shares of its common stock pursuant to the subscription agreements. The Company recognized net proceeds of $125.0 million from this PIPE transaction, $61.0 million of which was received on or prior to September 30, 2023 and recorded as a deposit liability in the accompanying condensed balance sheets as of September 30, 2023. The deposit liability was subsequently reclassified to stockholders’ equity upon completion of the sale of common stock in October 2023.

Termination of Chief Executive Officer

In accordance with the terms of the Merger Agreement, the Company’s CEO resigned as a board member, officer and employee of the Company. Upon termination, 162,083 options immediately vested and the related unamortized stock-based compensation expense was immediately recognized. In addition, the CEO was eligible to receive approximately $1.0 million in termination benefits comprised of salary, bonus and related benefits and were recognized at the time of termination.

Stock Options Granted for New Chief Executive Officer

On June 28, 2023 and contingent upon completion of the Merger, the Company entered into an employment agreement with Dr. Clay Siegall, the President and CEO of Morphimmune, whereby Dr. Siegall was granted 2,137,080 options to purchase shares of the Company’s common stock at an initial exercise price of $5.91 per share. The options vest over time during Dr. Siegall’s continued employment, which commenced on October 2, 2023, in connection with the closing of the Merger, to which 25% of the options granted will vest after one year of employment  with Immunome and the remaining 75% of the options granted will vest monthly over the remaining 36 months following the one year anniversary, subject to acceleration in certain circumstances. The estimated grant date fair value of Dr. Siegall’s award was $9.6 million or $4.49 per share.

New Lease Agreement

       In October 2023, the Company entered into a lease in Bothell, Washington. The lease has a five-year term.

Board of Directors Stock Options Exercise Period Extension

       In October 2023, the stock options held by directors who resigned in connection with the Merger were amended so that: (a) the post-termination exercise period was extended to one year and (b) the vesting of all unvested shares was accelerated.

Open Market Sale Agreement, or the ATM Agreement

On November 8, 2023, the Company provided notice of termination of the ATM Agreement to Jefferies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022. Unless otherwise indicated, all references in this Quarterly Report on Form 10-Q to “Immunome,” the “company,” “we,” “our,” “us” or similar terms refer to Immunome, Inc. and its subsidiary.

Forward-Looking Statements

In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A below. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “should,” “will” or the negative of these terms or other similar expressions.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

Overview

Immunome is a biotechnology company dedicated to developing first-in-class and best-in-class targeted cancer therapies. Our portfolio pursues each target with a modality appropriate to its biology, including immunotherapies, targeted effectors, radioligand therapies and ADCs. We believe that pursuing underexplored targets with appropriate drug modalities leads to transformative therapies. Our proprietary memory B cell hybridoma technology allows for the rapid screening and functional characterization of novel antibodies and targets.

Immunome is currently advancing its lead oncology program: an antibody (IMM-ONC-01) against interleukin 38 (IL-38) a novel immune modulator for the treatment of various solid tumors, which is in preclinical development stage. Immunome is also studying the expression of IL-38 in various tumor types in order to select the most appropriate patient population for potential evaluation of IMM-ONC-01 clinical utility.

On October 2, 2023, the Company completed its merger with Morphimmune Inc., or Morphimmune. Under the terms of the Agreement and Plan of Merger and Reorganization dated as of June 28, 2023, or the Merger Agreement, among the Company, Morphimmune and Ibiza Merger Sub, Inc., a wholly owned subsidiary of the Company, or Merger Sub, Morphimmune merged with and into Merger Sub, with Morphimmune surviving as a wholly-owned subsidiary of Immunome, or the Merger. In connection with the Merger, on October 2, 2023, the Company issued and sold 21,690,871 shares of its common stock pursuant to the subscription agreements in a Private Investment in Public Equity, or PIPE, transaction which provided the Company with gross proceeds of $125.0 million.

Morphimmune is a preclinical biotechnology company focused on developing targeted oncology therapeutics. Morphimmune’s Targeted Effector platform uses small molecule ligands to selectively deliver drug payloads to diseased cells. We believe this approach reduces toxicity and increases the efficacy of effector molecules, thereby improving outcomes for patients.

Morphimmune’s 177Lu-FAP program is focused on developing a radiotherapy that targets FAP, or fibroblast activation protein, a protein overexpressed in cancer associated fibroblasts found in 75 percent of solid tumors. We believe that a FAP radiotherapy with pharmacokinetics optimized by the Targeted Effector platform will demonstrate increased antitumor activity driven by increased tumor uptake and retention.

Since our inception in 2006, we have devoted substantially all our resources to research and development, raising capital, building our management team, building our intellectual property portfolio and entering and executing on collaborations and strategic transactions. To date, we have financed our operations primarily through sales of our common stock, Series A convertible preferred stock and warrants, warrant exercises, the issuance of convertible promissory notes, the Paycheck Protection Program loan, or the PPP loan, that was forgiven in May 2021, strategic partnerships with AbbVie Global Enterprises Ltd., or AbbVie, and the Department of Defense, or the DoD, and the Merger.

To date, we have not generated any revenue from commercial sales and do not expect to generate revenue from commercial sale of products for the foreseeable future. Since inception we have incurred significant operating losses. Our net losses for the three months ended September 30, 2023 and 2022 were $4.3 million and $8.5 million, respectively, and $14.2 million and $29.1 million for the nine months ended September 2023 and 2022, respectively.

As of September 30, 2023, we had cash and cash equivalents of $90.6 million, which included $61.0 million of deposits related to the PIPE transaction. We received the remaining $64.0 million of gross proceeds from the PIPE transaction on October 2, 2023. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue advancement of our programs and develop product candidates. We also plan to perform research activities as we seek to discover and develop additional product candidates; carry out maintenance, expansion, enforcement, defense, and protection of our intellectual property portfolio; and hire research and development, clinical and administrative personnel. If we cannot obtain the necessary funding to support these activities on favorable terms, if at all, we will need to delay, scale back or eliminate some or all our research and development efforts. We may also need to consider various strategic alternatives, including a merger or sale of the Company; or reduce or cease operations. If we engage in collaborations, we may receive lower consideration upon commercialization of such products or technologies than if we had not entered into such arrangements or if we entered into such arrangements at later stages in the research and development process. Other than the current and potential future sources of funding under the Collaboration Agreement with AbbVie, we currently have no other sources of revenue, and our ability to continue to fund our future business plans is dependent on our ability to raise capital to fund our present and future business plans. Additionally, volatility in the capital markets, the competitive landscape and general economic conditions in the United States may be a significant obstacle to raising the required funds.

We expect to continue to incur significant expenses in connection with ongoing activities, particularly if and as we:

●	continue research and development activities;
●	pursue regulatory approvals and implement other regulatory strategies for our programs;
●	take additional steps to advance our discovery engine and our existing and future pipeline;
●	obtain, maintain, expand and protect our intellectual property portfolio;
●	hire additional research and development, clinical and administrative personnel;
●	scale up and expand our clinical and regulatory capabilities;

●	add operational, financial and management information systems and infrastructure to support our research and development programs, and any future commercialization efforts;
●	pursue and give effect to any further strategic transactions and collaborations, if any; and
●	continue to progress the combined company pipeline and otherwise operate as a merged company with Morphimmune.

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

       We expect that our cash as of September 30, 2023, in addition to the remaining proceeds received in connection with the closing of the Merger and concurrent PIPE transaction in October 2023, will be sufficient to fund our operations for at least 12 months from the filing date of this Quarterly Report on Form 10-Q. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner than we currently expect. See “Liquidity and capital resources.” Due to the numerous risks and uncertainties associated with the research and development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our programs and development candidates.

Our current programs and strategic collaboration

Oncology (IMM-ONC-01)

Our lead oncology program targets IL-38, which we believe is a novel, negative regulator of inflammation capable of promoting tumor evasion of the immune system. IL-38 was identified as the target of an antibody isolated from a hybridoma library generated from the memory B cells of a patient with squamous head and neck cancer. Query of public and proprietary (Tempus) databases of cancer gene expression revealed over-expression of IL-38 in multiple solid tumors. Further, a correlation with low levels of tumor-infiltrating immune effector cells, a hallmark of immune suppression in some of these patients’ tumors, and high IL-38 expression was also observed, suggesting a role for IL-38 as an immune modulator. Data obtained from preclinical testing indicated that blocking IL-38 function using inhibitory antibodies increased the immune response to the tumor and resulted in anti-tumor activity in select animal models, suggesting that anti-IL-38 antibodies could have therapeutic utility as single agents or in combination with other therapeutic modalities. Our recent analysis further confirms IL-38 expression is frequently elevated in samples of select patient tumor subtypes, in cancers such as head and neck, lung and gastroesophageal. We believe that this information could potentially guide patient selection for early clinical testing and may improve the overall probability of demonstrating clinical utility, thereby improving the probability of clinical success. We expect to provide guidance in Q1 2024 regarding our timeline to prepare and submit to the FDA an IND for IMM-ONC-01.

LU FAP

As a result of the Merger, we are now developing a FAP-targeted Lu-177 radiotherapy product candidate for the treatment of solid tumors. FAP, or fibroblast activation protein, serves as a tumor-specific marker due to its broad expression on cancer associated fibroblasts. We believe that our FAP-targeted radiotherapy has the potential to deliver higher antitumor activity than FAP-targeted radiotherapies from competitor companies. Our FAP-targeted radiotherapy has four functional domains:

●	A small molecule FAP-specific ligand

●	A linker tuned to drive tumor-specific uptake
●	An albumin-binding domain to improve tumor retention
●	A chelator to deliver the radionuclide

We are evaluating a series of potential drug candidates that explore options for each of the four domains in order to select the combination that is most likely to deliver therapeutic benefits in cancer patients. We expect to nominate a potential development candidate in Q4 2023 with an anticipated IND submission with the FDA in Q1 2025.

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

Other Programs and Platforms

In addition to the already described current programs, we will continue to invest in our proprietary discovery engine and Morphimmune’s Targeted Effector platform to expand our pipeline. The high output of antibody-target pairs resulting from our discovery engine may provide us with additional insights into the immune response against cancer and other diseases. In addition, Morphimmune’s Targeted Effector platforms use of small molecule ligands to selectively deliver drug payloads could potentially lead to a superior therapeutic index and better patient outcomes. We intend to continue to invest in these platforms, with the goal of developing first-in-class and best-in-class targeted cancer therapies, including immunotherapies, targeted effectors, radioligand therapies and Antibody-Drug Conjugates, or ADCs.

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

Components of our results of operations

Collaboration revenue

We have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products for the foreseeable future. To date, we have generated our revenue through the Collaboration Agreement with AbbVie. Our Collaboration revenue to date consists of payments from Abbvie that we recognize over the expected performance period under this agreement. We expect that revenues for the foreseeable future will be derived primarily from this agreement and any additional collaborations that we may enter into. We have not received any royalties under the Collaboration Agreement with AbbVie to date.

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

Interest income

Interest income consists of interest earned on our cash balances held with a financial institution.

Results of operations

Comparison of the three and nine months ended September 30, 2023 and 2022

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change

	(in thousands)			(in thousands)
Collaboration revenue	$3,565	$—	$3,565	$10,192	$—	$10,192
Operating expenses:
Research and development	3,823	5,225	(1,402)	13,452	19,020	(5,568)
General and administrative	4,375	3,309	1,066	11,617	10,094	1,523
Total operating expenses	8,198	8,534	(336)	25,069	29,114	(4,045)
Loss from operations	(4,633)	(8,534)	3,901	(14,877)	(29,114)	14,237
Interest income	288	1	287	705	4	701
Net loss	$(4,345)	$(8,533)	$4,188	$(14,172)	$(29,110)	$14,938

Three months ended September 30, 2023 and 2022

Collaboration revenue

In January 2023, we entered into the Collaboration Agreement with AbbVie and recognized collaboration revenue of $3.6 million for the three months ended September 30, 2023. No collaboration revenue was recognized for the three months ended September 30, 2022.

Research and development expenses

Research and development expenses were $3.8 million and $5.2 million for the three months ended September 30, 2023 and 2022.

Research and development expenses decreased by $1.4 million for the three months ended September 30, 2023. BCP-01 external program related expenses decreased by $1.7 million as a result of our decision to seek a partner in order to continue the BCP-01 trial and further development activities. ONC-01 external program related expenses and general research decreased by $1.6 million as a result of a decrease in research and product development activities. These decreases were offset by an increase of $1.0 million in outsourced research and materials relating to the AbbVie collaboration. In addition, personnel related costs increased by $0.9 million for the three months ended September 30, 2023 primarily as a result of an increase in headcount and wage increases for employees.

General and administrative expenses

General and administrative expenses were $4.4 million and $3.3 million for the three months ended September 30, 2023 and 2022, respectively.

General and administrative expenses increased by $1.1 million for the three months ended September 30, 2023. The increase was primarily a result of a $1.6 million increase in professional fees including consulting and legal related costs associated with the Merger offset by a $0.4 million decrease in general expenses including D&O insurance, and a $0.1 million decrease in personnel-related costs. Personnel-related costs decreased as a result of a $0.1 million decrease in share-based compensation expense and headcount.

Interest income

Interest income was $0.3 million and $0.0 million for the three months ended September 30, 2023 and 2022, respectively.

Interest income increased by $0.3 million for the three months ended September 30, 2023 as a result of increased interest rates on our cash balances held with a financial institution.

Nine months ended September 30, 2023 and 2022

Collaboration revenue

In January 2023, we entered into the Collaboration Agreement with AbbVie and recognized collaboration revenue of $10.2 million for the nine months ended September 30, 2023. No collaboration revenue was recognized for the nine months ended September 30, 2022.

Research and development expenses

Research and development expenses were $13.5 million and $19.0 million for the nine months ended September 30, 2023 and 2022, respectively.

Research and development expenses decreased by $5.5 million for the nine months ended September 30, 2023. Of the $5.5 million decrease in research and development expenses, BCP-01 external program related expenses decreased by $4.9 million, net of contra expense, as a result of our decision to seek a partner in order to continue the BCP-01 trial and further development activities. ONC-01 external program related expenses and general research decreased by $5.0 million as a result of a decrease in research and product development activities related to outsourced CMC related activities in preparation for IND filing. These decreases were offset by an increase of $2.7 million in outsourced research and materials relating to the AbbVie collaboration and $0.2 million increase in general expenses. In addition, personnel related costs increased by $1.5 million for the nine months ended September 30, 2023 primarily related to increase in headcount and wage increases for employees.

General and administrative expenses

General and administrative expenses were $11.6 million and $10.1 million for the nine months ended September 30, 2023 and 2022, respectively.

General and administrative expenses increased by $1.5 million for the nine months ended September 30, 2023. The increase was primarily a result of a $2.8 million increase in professional fees, including consulting and legal related costs associated with the Merger, offset by a $1.1 million decrease in general expenses including D&O insurance. In addition, personnel related costs decreased by $0.2 million primarily as a result of a decrease in share-based compensation expense and headcount vacancies during the nine months ended September 30, 2022.

 Interest income

Interest income was $0.7 million and $0.0 million for the nine months ended September 30, 2023 and 2022, respectively.

Interest income increased by $0.7 million for the nine months ended September 30, 2023 as a result of increased interest rates on our cash balances held with a financial institution.

Liquidity and capital resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we continue advancement of our programs and development candidates. Through September 30, 2023, we raised an aggregate of $155.1 million in gross proceeds from sales of our common stock, Series A convertible preferred stock and warrants, warrant and stock option exercises, the issuance of convertible promissory notes, the PPP loan that was forgiven in May 2021, and strategic partnerships with AbbVie. In addition, we received $17.6 million in expense reimbursement from the DoD under the OTA Agreement, from inception through 2022. As of September 2023, the Company’s obligation  under the OTA agreement with the DoD were completed.

In June 2023, the Company entered into subscription agreements with certain investors pursuant to which the Company would sell shares of its common stock, immediately following the completion of the Merger, in exchange for gross proceeds of $125.0 million. Immediately following the completion of the Merger, the Company sold 21,690,871 shares of its common stock pursuant to the subscription agreements in a PIPE transaction. The Company recognized gross proceeds of $125.0 million of which $61.0 million was received on or prior to September 30, 2023 and is recorded as a deposit liability on the September 30, 2023 balance sheet.

On January 4, 2023, we entered into the Collaboration Agreement with AbbVie directed to the discovery of up to 10 novel target-antibody pairs leveraging our discovery engine and we received a $30.0 million upfront payment from AbbVie. Additionally, we are potentially eligible to receive up to approximately $2.8 billion from AbbVie under the Collaboration Agreement from the sources described in the section “Our current programs and strategic collaboration”. There are no assurances that we will receive additional payments from AbbVie beyond the $30.0 million upfront payment.

       On October 1, 2021, we entered into an Open Market Sale Agreement, or the ATM Agreement, with Jefferies Group LLC, which provides that, upon the terms and subject to the conditions and limitations in the ATM Agreement, we may elect, from time to time, to offer and sell shares of common stock under the registration statement having an aggregate offering price of up to $75.0 million through Jefferies Group LLC acting as sales agent. Through September 30, 2023, we sold 5,925 shares of common stock under the ATM Agreement resulting in net proceeds of approximately $34,000.  On November 8, 2023, the Company provided notice of termination of the ATM Agreement to Jefferies.

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

Cash flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022

	(in thousands)
Cash provided by (used in) operating activities	$9,891	$(22,007)
Cash used in investing activities	(482)	(176)
Cash provided by financing activities	60,909	32
Net increase (decrease) in cash and cash equivalents and restricted cash	$70,318	$(22,151)

Operating activities

Net cash provided by operating activities for the nine months ended September 30, 2023 was $9.9 million, consisting primarily of increases in deferred revenue of $19.8 million, noncash charges of $4.1 million for share-based compensation expense, depreciation and amortization of right-of-use asset, and expensing of the deferred offering costs, and decreases in prepaid expenses and other assets of $1.6 million, offset by our net loss of $14.2 million and decreases in accrued expenses and other current liabilities and other long-term liabilities of $1.5 million.

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

Investing activities

During the nine months ended September 30, 2023 and 2022, we used $0.5 million and $0.2 million, respectively, for the purchase of property and equipment.

Financing activities

During the nine months ended September 30, 2023, financing activities provided $61.0 million in gross proceeds from prepayments received in relation to the PIPE transaction associated with the closing of the Merger in October 2023. The Company received these funds prior to the closing of the Merger and recorded this transaction as a deposit liability in the accompanying condensed balance sheets as of September 30, 2023. Financing activities also provided $34,000 in net proceeds from the sales of common stock under the ATM Agreement offset by $0.1 million in payments of deferred offering costs associated with the PIPE transaction.

During the nine months ended September 30, 2022, financing activities provided $32,000 from exercise of stock options.

Funding requirements

Our operating expenses are expected to increase substantially as we continue to advance our discovery engine and programs.

Specifically, our expenses will increase if and as we:

●	further develop our discovery engine;
●	continue our research and development programs for our programs and development candidates;

●	seek to identify additional programs and development candidates;
●	maintain, expand, enforce, defend, and protect our intellectual property portfolio and provide reimbursement of third-party expenses related to our patent portfolio;
●	seek marketing approvals for any of our programs and development candidates that successfully complete clinical trials;
●	establish a sales, marketing, and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;
●	hire additional personnel including research and development, clinical and administrative personnel;
●	add operational, financial, and management information systems and personnel, including personnel to support our product development;
●	acquire or in-license products, intellectual property, and technologies;
●	pursue and give effect to any further strategic transactions and collaborations, if any;
●	continue to progress the combined company pipeline and otherwise operate as a merged company with Morphimmune and continue to operate as a public company.

We expect that our existing cash at September 30, 2023, in addition to the remaining proceeds received in connection with the closing of the merger and concurrent PIPE transaction in October 2023, will enable us to fund our current and planned operating expenses and capital expenditures for at least 12 months from the filing date of this Quarterly Report on Form 10-Q. We will need additional financing to support its continuing operations and pursue its research and development strategy. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our programs and development candidates.

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

We may take advantage of these exemptions until the last day of the fiscal year following the fifth anniversary of our initial public offering or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company earlier if we have more than $1.235 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates (and we have been a public company for at least 12 months and have filed one annual report on Form 10-K) or we issue more than $1.0 billion of non-convertible debt securities over a three-year period. For so long as we remain an emerging growth company, we are permitted, and intend, to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. We may choose to take advantage of some, but not all, of the available exemptions. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company. Therefore, the reported results of operations contained in our financial statements may not be directly comparable to those of other public companies.

.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information under this item is not required to be provided by smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to ensure the timely disclosure of required information in our SEC filings.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business.

Item 1A. Risk Factors

 RISK FACTOR SUMMARY

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report and our other filings with the SEC before making investment decisions regarding our common stock.

●	We have a limited operating history, which may make it difficult to evaluate our drug development capabilities and predict our future performance.

●	We may not be successful in our efforts to use and expand our discovery engine or Targeted Effector platform to build a pipeline.

●	We are early in our development efforts and may be unable to advance any of our development candidates through clinical development, obtain regulatory approval and ultimately commercialize them, or we may experience significant delays in doing so, either ourselves or through a partner.

●	We may pursue particular programs or development candidates over others; these decisions may prove to be wrong and may adversely impact our business.

●	Clinical trials are expensive, time-consuming and difficult to design and implement.

●	If we or others identify undesirable side effects caused by a development candidate undergoing clinical trials, our ability to market and derive revenue from the program or development candidate could be compromised.

●	If third parties on which we intend to rely to conduct our current and future preclinical and clinical studies do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our programs could be delayed with material and adverse impacts on our business and financial condition.

●	Because we may rely on third parties for manufacturing, supply and testing, some of which may be sole source vendors, for preclinical and clinical development materials and commercial supplies, our supply may become limited or interrupted or may not be of satisfactory quantity or quality.

●	There is no guarantee that our collaboration with AbbVie will result in the successful discovery and validation of targets for further development and commercialization by AbbVie.

●	If we are unable to obtain or protect intellectual property rights related to our technology, development candidates, or if our intellectual property rights are inadequate, we may not be able to compete effectively.

●	We may not be able to protect our intellectual property rights throughout the world, which could negatively impact our business.

●	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

●	We may be unable to successfully integrate our business and realize the anticipated benefits of the Merger.

●	The market price of our common stock is expected to be volatile, and purchasers of our common stock could incur substantial losses.

RISK FACTORS

As noted throughout this Quarterly Report, we are subject to a number of risks and uncertainties. You should consider and read carefully all the risks and uncertainties described below, as well as other information included in this Quarterly Report, including our financial statements and related note appearing at the end of this Quarterly Report and our “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” The risks and uncertainties described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment. This Quarterly Report also contains forward-looking statements and estimates. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. We have marked with an asterisk (*) those risk factors that were not included as separate risk factors in, or reflect changes from the similarly titled risk factors included in, Item 1A of our Annual Report on Form 10-K, filed with the SEC on March 16, 2023. References to “we,” “us,” and “our” in this section refer to Immunome and its subsidiaries.

Risks Related to Our Business

We are a biotechnology company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.*

We are a biotechnology company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, raising capital, pursuing strategic transactions, building our management team and building our intellectual property portfolio, and we have incurred significant operating losses. As of September 30, 2023, we had an accumulated deficit of $130.2 million. Our net losses were $14.2 million and $29.1 million for the nine months ended September 30, 2023 and 2022, respectively. Substantially all our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. In October 2023, we closed the Merger and completed our PIPE transaction for gross proceeds of approximately $125.0 million, before deducting any fees or offering expenses. To date, we have not generated any revenue from product sales, and we have not identified or sought or obtained regulatory approval for the marketing or sale of any product. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development activities and the regulatory approval process for our development candidates.

We expect our net losses to increase substantially as we continue our operations; however, the amount of our future losses is uncertain. Our ability to achieve or sustain profitability, if ever, will depend on, among other things, successfully identifying and developing our development candidates, obtaining regulatory approvals for marketing and commercialization, manufacturing on commercially reasonable terms, performance as anticipated by our vendors, entering into additional potential future strategic partnerships and performing and meeting milestones on strategic partnerships, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we, or our present or potential future partners, are unable to commercialize one or more of our programs or development candidates, or if sales revenue from any program or development candidate that receives approval is insufficient, we will not achieve or sustain profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects. Any predictions you make about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

We have a limited operating history, which may make it difficult to evaluate our drug development capabilities and predict our future performance.*

We are early in our development efforts and we have not initiated clinical trials for any of our drug candidates. We were formed in January 2020, have no drugs approved for commercial sale and have not generated any revenue from drug sales. Our ability to generate drug revenue, which we do not expect will occur for many years, if ever, will depend on the successful development and eventual commercialization of our drug candidates, which may never occur. We may never be able to develop or commercialize a marketable drug.

Our current and future drug candidates require additional discovery research, preclinical development, clinical development, regulatory approval in multiple jurisdictions to market, manufacturing validation, obtaining current good manufacturing practice, or cGMP, manufacturing supply, capacity and expertise, building of a commercial and distribution organization, substantial investment and significant marketing efforts before we generate any revenue from drug sales.

Our limited operating history may make it difficult to evaluate our drug candidates and predict our future performance. Our short history as an operating company makes any assessment of our future success or viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage companies in evolving fields. If we do not address these risks successfully, our business will suffer. Similarly, we expect that our financial condition and operating results will fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. As a result, our stockholders should not rely upon the results of any quarterly or annual period as an indicator of future operating performance.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown circumstances. As we advance our drug candidates, we will need to transition from a company with a research focus to a company capable of supporting clinical development and if successful, commercial activities. We may not be successful in such a transition.

We will need to raise substantial additional funds to advance development of our development candidates, our discovery engine and our target effector platform, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize them.*

The research and development of biotechnology products is capital-intensive. If our development candidates continue to advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities. We have used substantial funds to develop our development candidates and will require significant funds to continue to develop our platform and conduct further research and development, including preclinical studies and clinical trials, to seek regulatory approvals and to manufacture and market products, if any, that are approved for commercial sale. In addition, we incur additional costs associated with operating as a public company.

Based on our current operating plan, we believe that our cash as of September 30, 2023, together with the remaining gross proceeds from the PIPE transaction, will be sufficient to fund our operations for at least 12 months from the filing date of this Quarterly Report. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of biotechnology products is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

Any additional capital-raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and, if approved, commercialize our current and any future development candidates. Additional funding may not be available on acceptable terms, or at all. As a result of actual or anticipated changes in interest rates and economic inflation and the impact of the Russia/Ukraine conflict and Israel-Hamas conflict, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, and uncertainty about economic stability. If the equity and credit markets deteriorate, including as a result of recent or future bank failures, it may make any necessary debt or equity financing more difficult to obtain in a timely manner on favorable terms or at all.

The timing and amount of our operating expenditures will depend largely on factors outside of our control, some of which are discussed in this section, including the following:

●	the scope, number, timing and progress of preclinical and clinical development activities;

●	the price and pricing structure that we are able to obtain from our third party contract manufacturers to manufacture our preclinical study and clinical trial materials and supplies and other vendors relevant to advancement of our programs;
●	our ability to maintain our current licenses, conduct our research and development programs and establish new strategic partnerships and collaborations;

●	the costs involved in obtaining, maintaining, enforcing and defending patents and other intellectual property rights and the resources needed to pursue regulatory approvals;

●	the Merger and the costs related to the integration of business, operations, networks, systems, technologies, policies and procedures; and

●	our efforts to enhance operational systems, secure sufficient laboratory space and hire additional personnel, including personnel to support development of our development candidates and satisfy our obligations as a public company.

To date, we have primarily financed our operations through the sale of equity securities and convertible debt, and through our collaborations. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, additional collaborations, strategic alliances, licensing arrangements, government contracts and other marketing arrangements. We cannot assure you that we will be successful in acquiring additional funding at levels sufficient to fund our operations on terms favorable to us or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our preclinical studies, clinical trials, research and development programs or commercialization efforts. Because of the numerous risks and uncertainties associated with the development and commercialization of our development candidates and the extent to which we may enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies and clinical trials. To the extent that we raise additional capital through additional collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights, future revenue streams or research programs or to grant licenses on terms that may not be as favorable to us. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

We do not expect to realize revenue from product sales (either directly or through our collaborators) in the foreseeable future, if at all, and unless and until they are clinically tested, approved for commercialization and successfully marketed.

Risks Related to Our Discovery, Development and Regulatory Approval of Development Candidates

We may not be successful in our efforts to use and expand our discovery engine or Targeted Effector platform to build a pipeline.*

A key element of our strategy is to use and expand our discovery engine and Targeted Effector platform to build a pipeline and progress the pipeline through preclinical and clinical development for the treatment of various diseases. Our scientific research that forms the basis of our discovery efforts based on our discovery engine and Targeted Effector platform is ongoing. Further, the scientific evidence to support the feasibility of discovering and developing products based on our technologies has not been established. In addition, our discovery engine or Targeted Effector platform may not be proven to be superior to competing technologies. Even if we are successful in building our pipeline, the development candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval from regulatory authorities or achieve market acceptance. If we or our collaborators do not successfully develop and commercialize development candidates, we will not be able to generate product revenue in the future.

We are early in our development efforts and may be unable to advance any of our development candidates through clinical development, obtain regulatory approval and ultimately commercialize them, or we may experience significant delays in doing so, either ourselves or through a partner.*

We are in the early stages of our development efforts and will need to continue to progress our development candidates through preclinical studies and submit INDs to the FDA or appropriate regulatory documents to applicable foreign authorities prior to initiating their clinical development. We have no products on the market that have gained regulatory approval and do not currently have any active clinical trials. Our ability to generate revenue and achieve and sustain profitability depends on our ability to continue to identify programs and nominate development candidates, advance them into preclinical and clinical development and obtain regulatory approvals for and successfully commercializing them, either alone or through a collaboration.

Before obtaining regulatory approval for the commercial distribution of any programs or development candidates, we, either alone or with or through a collaborator, must conduct extensive preclinical studies, followed by clinical trials to demonstrate their safety and efficacy in humans. We cannot be certain of the timely completion or outcome of our research and development activities or our planned clinical studies and cannot predict if the FDA or other regulatory authorities will ultimately support the further advancement of our development candidates. Our development candidates are in the early stages, and we are subject to the risks of failure inherent in the development of candidates based on novel approaches, targets and mechanisms of action.

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

We expect to provide guidance in Q1 2024 regarding our timeline to prepare and submit to the FDA an IND for IMM-ONC-01. However, there can be no assurance that we will be able to do so as anticipated or that we will not face regulatory hurdles.

In addition, we also expect to nominate a 177Lu- FAP potential development candidate in the fourth quarter of 2023 and prepare and submit to the appropriate government authority an IND application (or equivalent) with respect to such potential development candidate by the first quarter of 2025. However, there can be no assurance that we will be able to do so as anticipated or that we will not face regulatory hurdles. If we do not advance IMM-ONC-01 or fail to nominate and advance a 177Lu-FAP potential development candidate to IND, we may incur significant delays and expense identifying another development candidate, if any. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays, and difficulties frequently encountered by biotechnology companies such as ours.

We may not have the financial resources to continue development of, or to enter into new collaborations for, our development candidates. This may be exacerbated by one or more of the following:

●	negative or inconclusive results from our preclinical studies or clinical trials or the preclinical studies or clinical trials of others for development candidates similar to ours, leading to a decision or requirement to conduct additional preclinical studies or clinical trials or abandon a program;

●	product-related side effects experienced by participants in our clinical trials or by individuals using drugs or therapeutic antibodies similar to ours;

●	delays in IND submissions or comparable foreign applications, or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;

●	inadequate supply or quality of components or materials or other supplies necessary for the conduct of our preclinical studies or clinical trials;

●	poor effectiveness of our development candidates during preclinical studies or clinical trials;

●	unfavorable FDA or other regulatory agency inspection and review of a clinical trial or manufacture site; failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all; or

●	the FDA or other regulatory agencies interpreting our data differently than we do.

Further, we and any existing or potential future partners may never receive necessary marketing and commercialization approvals from regulatory authorities. Even if we or a potential future partner obtains regulatory approval, the approval may be for targets, disease indications or patient populations not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or a potential future partner may be subject to post-marketing testing requirements to maintain regulatory approval.

We may pursue particular programs or development candidates over others; these decisions may prove to be wrong and may adversely impact our business.*

In the natural course of progressing our development candidates, we may make decisions about the prioritization of development candidates that may prove to be incorrect. In addition, because we have limited financial and other resources, we may be limited in our ability to pursue all potential development candidates of interest, including IMM2030, and 177Lu-FAP, even if we would otherwise choose to do so if these limitations did not exist. For these reasons, we may fail to capitalize on viable opportunities. If we do not accurately evaluate the commercial potential or target market for a program or development candidate, we may relinquish valuable rights to it through partnership, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

As a targeted radioligand therapy, our 177Lu-FAP program may face additional and potentially unpredictable challenges.*

Lutetium-177 (177Lu), or Lu-177, oncology therapy is relatively new, and only two Lu-177 therapies have been approved in the United States or the European Union and only a limited number of clinical trials of products based on Lu-177 therapies have commenced. As such, it is difficult to accurately predict the developmental challenges we may incur in advancing 177Lu-FAP program through candidate nomination, preclinical studies and clinical trials, if at all. The 177Lu-FAP program is subject to risks described above as well as others that may include:

●	interruptions to our ability to obtain sufficient supply of Lu-177 for our preclinical needs and potential future clinical and commercial needs;

●	we may not be able to find suitable vendors, including contract research organizations, or CROs and clinical manufacturing organizations, for our development due to the limited number of suppliers qualified to work with radioactive material, or we may develop sole-source relationships with vendors, which may present additional risks inherent to a sole-source relationship;

●	if we initiate a clinical trial, our ability to recruit patients may be negatively impacted by the limited number of sites that can administer radioligand therapies;
●	if our product is successfully approved for commercial sale, our revenue may be negatively impacted by the limited number of sites that can administer radioligand therapies; and
●
●	due to the short half-life of Lu-177, we may incur significant expense developing the means required to effectively and timely distribute drug products to clinical sites and, if approved, to sites for administration to patients.

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

Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Because our development candidates are based on new technologies and discovery approaches, we expect that they will require extensive research and development and have substantial manufacturing and processing costs. In addition, costs to treat study participants and to treat potential side effects that may result from our development candidates may be significant. Accordingly, our clinical trial costs are likely to be high and could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Preliminary results from our preclinical studies and clinical trials that we announce or publish from time to time may change as more data become available and as the data undergo audit and verification procedures. Furthermore, clinical development has an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.*

From time to time, we may publish preliminary results from our preclinical studies and clinical trials. Interim results from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as enrollment continues and more data becomes available. Preliminary or top-line results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data is available. Differences between preliminary or interim data and final data could significantly affect our business prospects.

It is impossible to predict when or if any of our programs or development candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities, we must, as applicable, complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy in humans. Clinical testing can take many years to complete, and its outcome is inherently uncertain. The results of preclinical studies and early clinical trials of any of our development candidates may not be predictive of the results of later-stage clinical trials. In addition, development candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of pharmaceutical companies have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials.

We do not know whether planned preclinical studies and clinical trials will be completed on schedule or at all, or whether planned clinical trials will begin on time, need to be redesigned, enroll participants on time or be completed on schedule, if at all. Our development programs may be delayed for a variety of reasons, including delays related to:

●	inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation of clinical trials;

●	delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for clinical trials;

●	delays in developing suitable assays for screening participants for eligibility for trials with respect to certain development candidates;

●	delays in reaching agreement with the FDA, European Medicines Agency or other regulatory authorities as to the design or implementation of our clinical trials;

●	reaching agreement on acceptable terms with prospective CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

●	obtaining institutional review board, or IRB, approval at each clinical trial site;

●	recruiting suitable participants to participate in a clinical trial and having participants complete a clinical trial or return for post-treatment follow-up;

●	clinical trial sites, CROs or other third parties deviating from trial protocol or dropping out of a trial;

●	failure to perform in accordance with the FDA’s good clinical practice, or GCP requirements, or applicable regulatory guidelines in other countries;

●	any unresolved ethical issues associated with enrolling patients in clinical trials in lieu of prescribing existing treatments that have established safety and efficacy profiles;

●	addressing participant safety concerns that arise during the course of a trial, including occurrence of adverse events that are viewed to outweigh potential benefits;

●	external factors such as an epidemic or pandemic which prevent execution of the study(ies) or recruitment of subjects to a trial or trials: or

●	having inadequate supply or quality of components or materials or other supplies necessary for the conduct of our preclinical studies or clinical trials.

Furthermore, we expect to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and, while we expect to enter into agreements governing their committed activities, we have limited influence over their actual performance.

Clinical trials may be suspended or terminated by us, our partners, the IRBs of the institutions in which such trials are being conducted, the Data Safety Monitoring Board for such trials or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, inability to recruit appropriate subjects or an adequate number of subjects, failure to demonstrate a benefit from using a drug or therapeutic biologic, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience delays in the completion of, or termination of, any clinical trial of any of our programs, the commercial prospects will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow our product development and approval process and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may materially and adversely affect our business, financial condition, results of operations and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval.

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

We may not be able to initiate or continue clinical trials for our programs or development candidates if we are unable to locate and enroll a sufficient number of eligible participants to participate in these trials as required by the FDA or other regulatory authorities. The enrollment of participants depends on many factors, including:

●	the severity of the disease under investigation;

●	the eligibility criteria defined in the clinical trial protocol and the size of the population required for analysis of the trial’s primary endpoints;

●	the existence of approved therapies, or ones available under Emergency Use Authorizations, for treating similar populations may limit recruitment into the clinical trial;

●	the willingness or availability of eligible individuals to participate in our clinical trials;

●	the proximity and availability of clinical trial sites;

●	the referral practices of physicians;

●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;

●	perceptions as to the potential advantages of the candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating;

●	our ability to obtain and maintain participant consents; and

●	the risk that those enrolled in clinical trials will drop out of the trials before completion.

In addition, our future clinical trials will compete with other clinical trials for development candidates that are in the same therapeutic areas as those being pursued by us, and this competition will reduce the number and types of participants available to us, because some participants who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of participants who are available for our clinical trials at such clinical trial sites. Additionally, because we anticipate that some of our oncology clinical trials will be in patients with advanced solid tumors, the patients are typically in the late stages of the disease and may experience disease progression or adverse events independent from our development candidates, making them unevaluable for purposes of the trial and requiring additional enrollment. Delays in enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our pipeline.

We face substantial competition, which may result in others discovering, developing or commercializing products more quickly or marketing them more successfully than us. If their product candidates are shown to be safer or more effective than ours, then our commercial opportunity will be reduced or eliminated.*

The development and commercialization of new product candidates is highly competitive. We compete in the segments of the pharmaceutical, biotechnology and other related markets that develop therapies for the treatment of cancer, which is highly competitive with rapidly changing standards of care. As such, our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop or that would render any products that we may develop obsolete or non-competitive. Our competitors also may obtain marketing approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

In oncology, we expect to compete with companies advancing antibodies, small molecules, targeted radiotherapies, and other therapeutic modalities. We are aware of competitors who are pursuing antibody-based discovery approaches, including, but not limited to, AbCellera Biologics, Inc.; Adaptive Biotechnologies Corporation, or Adaptive; AIMM Therapeutics B.V.; Atreca, Inc.; IGM Biociences, Inc.; OncoReponse, Inc. We also expect to compete with companies pursuing targeted radiotherapies, including, but not limited to, RayzeBio, Fusion Pharmaceuticals, POINT Biopharma, Aktis Oncology, Actinium Pharmaceuticals, and Yantai LNC Biotechnology. In addition, we expect to compete with large, multinational pharmaceutical companies that discover, develop and commercialize antibodies, small molecules, targeted radiotherapies, and other therapeutics for use in treating cancer such as AstraZeneca; Amgen; Bristol-Myers Squibb Company; Genentech, Inc. (a member of Roche group); Merck & Co. Inc.; Novartis; Eli Lilly and Company; and Johnson & Johnson. If any future product candidates identified through our current lead programs are eventually approved for sale, they will likely compete with a range of treatments that are either in development or currently marketed for use in those same disease indications. In the area of infectious diseases, specifically our COVID-19 efforts, our key competitors include other companies developing antibody-based therapeutics such as Regeneron, Glaxo SmithKline plc. And Vir Biotechnology (in collaboration), Sorrento Therapeutics, Inc., Adagio; Eli Lilly and AbCellera (in collaboration), and AstraZeneca. Further, we expect the future market potential and need for our antibody cocktail product will be negatively influenced should any of the numerous vaccine products, by companies including Moderna, Inc.; Pfizer Inc. and BioNTech SE (in collaboration), AstraZeneca and Johnson and Johnson, continue to be safe and efficacious against COVID-19 and emerging variants of the virus.

 There are several other companies developing FAP-targeted radioligand therapies which may represent the most direct competition to our 177Lu-FAP program. Novartis is advancing a FAP-targeted radioligand therapy (177Lu-FAP-2286) that was acquired from Clovis Oncology for an upfront payment of $50m (December 2022) and is currently in Phase 1/2. Clovis previously presented Phase 1 data for FAP-2286 (June 2022.) POINT Biopharma is developing a FAP-targeted radioligand therapy (PNT2004) that is currently in Phase 1. POINT presented a trial-in-progress poster discussing trial design (June 2023) and expects to release data from that trial in the first half of 2024. In addition, POINT has disclosed two preclinical radioligand programs targeting FAP. Yantai LNC Biotechnology has also initiated a Phase 1 trial for another FAP-targeted radioligand therapy (LNC1004.) Additionally, our 177Lu-FAP program faces competition from competitors who may have superior access to a consistent supply of radioactive isotopes.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical studies, conducting clinical studies, obtaining regulatory approvals and marketing approved products than we have. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical study sites and patient registration for clinical studies, as well as in acquiring technologies complementary to, or necessary for, our programs. In addition, these larger companies may be able to use their greater market power to obtain more favorable supply, manufacturing, distribution and sales-related agreements with third parties, which could give them a competitive advantage over us.

Further, as more product candidates within a particular class of drugs proceed through clinical development to regulatory review and approval, the amount and type of clinical data that may be required by regulatory authorities may increase or change. Consequently, the results of our clinical trials for product candidates in that class will likely need to show a risk benefit profile that is competitive with or more favorable than those products and product candidates in order to obtain marketing approval or, if approved, a product label that is favorable for commercialization. If the risk benefit profile is not competitive with those products or product candidates, or if the approval of other agents for an indication or patient population significantly alters the standard of care with which we tested our product candidates, we may have developed a product that is not commercially viable, that we are not able to sell profitably or that is unable to achieve favorable pricing or reimbursement. In such circumstances, our future product revenue and financial condition would be materially and adversely affected.

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical study sites and subject enrollment for clinical studies, as well as in acquiring technologies complementary to, or necessary for, our current or future products or programs.

The market may not be receptive to our development candidates, and we may not generate any revenue from their sale, partnering or licensing.*

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

If the market opportunities for our development candidates are smaller than we believe they are, our future product revenues may be adversely affected, and our business may suffer.*

Our understanding of the number of people who suffer from certain types of medical conditions that may be able to be treated by our current and future potential development candidates is based on estimates. These estimates may prove to be incorrect, and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States or elsewhere may turn out to be lower than expected or may not be otherwise amenable to treatment. Additionally, patients may become increasingly difficult to identify and access, all of which would adversely affect our business prospects and financial condition. In particular, the treatable population for various oncology indications may further be reduced if our estimates of addressable populations are erroneous or sub-populations of patients do not derive benefit from our development candidates.

Further, there are several factors that could contribute to making the actual number of participants in clinical studies less than the potentially addressable market. These include the lack of widespread availability of, and limited reimbursement for, new therapies in many underdeveloped markets.

If we or others identify undesirable side effects caused by a development candidate undergoing clinical trials, our ability to market and derive revenue from the program or development candidate could be compromised.*

Undesirable side effects caused by any development candidates could cause regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of these side effects. In such an event, our trials could be suspended or terminated, and the FDA or other regulatory authorities could order us to cease further development of or deny approval of a development candidate for any or all targeted indications. Such side effects could also affect recruitment or the ability of enrolled participants to complete the trial or result in potential product liability claims. Any of these occurrences may materially and adversely affect our business and financial condition and impair our ability to generate revenues.

Further, clinical trials by their nature utilize a sample of the potential population. With a limited number of participants and limited duration of exposure, rare and severe side effects of a program or development candidate may only be uncovered when a significantly larger number of participants are exposed to the development candidate or when participants are exposed for a longer period of time.

In the event that any of our development candidates receive regulatory approval and we or others identify undesirable side effects caused by one of these products, any of the following adverse events could occur,

which could result in the loss of significant revenue to us and materially and adversely affect our results of operations and business:

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

If any of our development candidates is approved for marketing and commercialization in the future and we are unable to develop sales, marketing and distribution capabilities on our own or enter into agreements with third parties to perform these functions on acceptable terms, we will be unable to successfully commercialize any such future products.*

We currently have no sales, marketing or distribution capabilities, which are necessary in order to commercialize each program and development candidate that gains FDA approval, which would be expensive and time-consuming, or enter into strategic partnerships with third parties to perform these services. If we decide to market any approved products directly, we will need to commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and supporting distribution, administration and compliance capabilities. If we rely on third parties with such capabilities to market any approved products or decide to co-promote products with partners, we will need to establish and maintain marketing and distribution arrangements with third parties, and there can be no assurance that we will be able to enter into such arrangements on acceptable terms or at all. In entering into third-party marketing or distribution arrangements, any revenue we receive will depend upon the efforts of the third parties and we cannot assure you that such third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance for any approved product. If we are not successful in commercializing any product approved in the future, either on our own or through third parties, our business and results of operations could be materially and adversely affected.

Additional regulatory burdens and other risks and uncertainties in foreign markets may limit our growth.

Our future growth may depend, in part, on our ability to engage in development and commercialization efforts in foreign markets for which we may rely on strategic partnership with third parties. We will not be permitted to market or promote any program or development candidate before we receive regulatory approval from the applicable regulatory authority in a foreign market, and we may never receive such regulatory approval. To obtain separate regulatory approval in foreign countries, we generally must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of a program or development candidate, and we cannot predict success in these jurisdictions. If we obtain approval of any of our programs or development candidates and ultimately commercialize any such program or development candidate in foreign markets, we would be subject to risks and uncertainties, including the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements and the reduced protection of intellectual property rights in some foreign countries. Pricing flexibility may be limited in foreign markets which may further limit revenue.

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

Risks Related to Government Regulation

Failure to comply with health and data protection laws, regulations, rules, contractual obligations, policies and other obligations that could lead to government enforcement actions (which could include civil or criminal penalties), private litigation or adverse publicity and could negatively affect our operating results and business.*

We and our current and potential collaborators may be subject to federal, state, local and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security), guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations related to data privacy and security.

In the United States, numerous federal, state and local laws and regulations, including federal health information privacy laws (e.g., HIPAA, as amended by HITECH), state data breach notification laws, state health information privacy laws, federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g. wiretapping laws), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH, or other privacy and data security laws. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose protected health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. However, determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation.

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

Many state laws govern the privacy and security of personal information and data in specified circumstances, many of which are often not pre-empted by HIPAA, and may have a more prohibitive effect than HIPAA, thus complicating compliance efforts. For example, the California Consumer Privacy Act, or CCPA, creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide disclosures to consumers about such companies’ data collection, use and sharing practices, and provide such consumers certain rights concerning their personal information, such as ways to opt-out of certain sales or transfers of personal information and other processing activities, and the right to access, correct, or delete certain personal information. The exercise of these rights may impact our business and our ability to provide our products and services. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. In addition, the California Consumer Rights Act, or CPRA, expanded the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. Other states, such as Virginia and Colorado, have passed or considered similar privacy proposals. These privacy laws may impact our business activities and exemplify the vulnerability of our business to the evolving regulatory environment related to personal data.

Our employees and personnel use generative artificial intelligence, or AI, technologies to perform their work, and the disclosure and use of personal information in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

We use AI/ML to assist us in making certain decisions, which is regulated by certain privacy laws. Due to inaccuracies or flaws in the inputs, outputs, or logic of the AI/ML, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits.

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups, and, we are, or may become subject to such obligations in the future. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Compliance with U.S. and foreign data protection laws and regulations, such as the General Data Protection Regulation, or GDPR, should it become applicable to us, could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. We must continue to monitor and devote significant resources to understanding and complying with this changing landscape. Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively our business operations. Failure to comply with U.S. and foreign data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation (including class claims) or mass arbitration demands, additional reporting requirements and/or oversight, bans on processing personal data, orders to destroy or not use personal data, imprisonment of company officials, or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend and could result in adverse publicity that could harm our business. Plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.

Any of the aforementioned events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

Health care legislative reform measures may have a material adverse effect on our business and results of operations.*

In the United States, there have been and continue to be a number of legislative initiatives to contain health care costs. See our discussion of those initiatives in our Annual Report on Form 10-K under “-- Governmental Regulatory – Health Reform.”

For example, in August 2022, President Biden signed into the law the Inflation Reduction Act of 2022, or the IRA. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Starting in 2023, a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting in payment year 2026, the Centers for Medicare & Medicare Services, or CMS, will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. On August 29, 2023, the list of the first ten drugs that will be subject to price negotiations was published, although the Medicare drug price negotiation program is currently subject to legal challenges. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. We expect that additional state and federal health care reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for health care products and services, which could result in reduced demand for our development candidates or additional pricing pressures.

If we or our existing or potential future partners, manufacturers or other service providers fail to comply with health care laws and regulations, we or they could be subject to enforcement actions, which could affect our ability to develop, market and sell our products and may harm our reputation.*

Health care providers, physicians and third-party payors, among others, will play a primary role in the prescription and recommendation of any programs or development candidates for which we obtain marketing approval. Our current and future arrangements with third-party payors, providers and customers, among others, may expose us to broadly applicable fraud and abuse and other health care laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our development candidates for which we obtain marketing approval. These laws and regulations, include:

●	the federal Anti-Kickback Statute;

●	federal civil and criminal false claims laws and civil monetary penalties laws, including the federal False Claims Act;

●	HIPAA, as amended by HITECH, and their respective implementing regulations, including the Final Omnibus Rule;

●	the federal transparency requirements known as the federal Physician Payments Sunshine Act, created as part of the Patient Protection and Affordable Care Act (ACA); and

●	analogous local, state and foreign laws and regulations.

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

We intend to develop and implement a comprehensive corporate compliance program prior to the commercialization of our development candidates. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources. Moreover, federal, state or foreign laws or regulations are subject to change, and while we, our collaborators, manufacturers and/or service providers currently may be compliant, that could change due to changes in interpretation, prevailing industry standards or other reasons.

Any programs or development candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated.*

Even if we are successful in achieving regulatory approval to commercialize a program or development candidate ahead of our competitors, our development candidates may face competition from biosimilar or generic products. In the United States, our antibody-based programs and development candidates are expected to be regulated by the FDA as biological products, and we intend to seek approval for these development candidates pursuant to the BLA pathway. The Biologics Price Competition and Innovation Act of 2009, or BPCIA, created an abbreviated pathway for FDA approval of biosimilar and interchangeable biological products based on a previously licensed reference product. Under the BPCIA, an application for a biosimilar biological product cannot be approved by the FDA until 12 years after the original reference biological product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our programs and development candidates.

We believe that any of our development candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity available to reference biological products. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our development candidates to be reference biological products pursuant to its interpretation of the exclusivity provisions of the BPCIA for competing products, potentially creating the opportunity for generic follow-on biosimilar competition sooner than anticipated. Moreover, the extent to which a biosimilar product, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing including whether a future competitor seeks an interchangeability designation for a biosimilar of one of our products. Under the BPCIA as well as state pharmacy laws, only interchangeable biosimilar products are considered substitutable for the reference biological product without the intervention of the health care provider who prescribed the original biological product. However, as with all prescribing decisions made in the context of a patient-provider relationship and a patient’s specific medical needs, health care providers are not restricted from prescribing biosimilar products in an off-label manner. In addition, a competitor could decide to forego the abbreviated approval pathway available for biosimilar products and to submit a full BLA for product licensure after completing its own preclinical studies and clinical trials. In such a situation, any exclusivity for which our development candidates may be eligible under the BPCIA would not prevent the competitor from marketing its biological product as soon as it is approved.

In Europe, the European Commission has granted marketing authorizations for several biosimilar products pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. In addition, companies may be developing biosimilar products in other countries that could compete with our products, if approved. If competitors are able to obtain marketing approval for biosimilars referencing our development candidates, if approved, our future products may become subject to competition from such biosimilars, whether or not they are designated as interchangeable, with the attendant competitive pressure and potential adverse consequences. Such competitive products may be able to immediately compete with us in each indication for which our development candidates may have received approval.

If the FDA, EMA or other comparable foreign regulatory authorities approve generic versions of any of our small molecule drug candidates that receive marketing approval, or such authorities do not grant our products appropriate periods of exclusivity before approving generic versions of those products, the sales of our products, if approved, could be adversely affected.*

Once an NDA is approved, the product covered thereby becomes a “reference listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” commonly known as the Orange Book. Manufacturers may seek approval of generic versions of reference listed drugs through submission of abbreviated new drug applications, or ANDAs, in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical trials to assess safety and efficacy. Rather, the sponsor generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labelling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug is typically lost to the generic product.

The FDA may not approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference listed drug has expired. The Federal Food, Drug and Cosmetic Act provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity. Specifically, in cases where such exclusivity has been granted, an ANDA may not be submitted to the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the reference listed drug is either invalid or will not be infringed by the generic product, in which case the sponsor may submit its application four years following approval of the reference listed drug.

Generic drug manufacturers may seek to launch generic products following the expiration of any applicable exclusivity period we obtain if our small molecule product candidates are approved, even if we still have patent protection for such products. Competition that our products could face from generic versions of our products could materially and adversely affect our future revenue, profitability, and cash flows and substantially limit our ability to obtain a return on the investments we have made in those product candidates.

Disruptions at the FDA, the SEC and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.*

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including beginning on December 22, 2018, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Additionally, the FDA and regulatory authorities outside the United States imposed various restrictions or other policy measures in response to the COVID-19 pandemic. Although the FDA lifted restrictions relating to COVID-19 and affecting its inspection and other compliance operations in July 2022, the agency currently faces a significant backlog on compliance monitoring and enforcement activities for both domestic and foreign manufacturers, which may affect the scheduling of necessary pre-approval inspections of manufacturing facilities for drug and biological development candidates.

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

Even if we receive regulatory approval of our development candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements.*

If our development candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post- marketing studies, and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities.

Manufacturers and manufacturers’ facilities must comply with extensive FDA, and comparable foreign regulatory authority, requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any biologics license application (BLA), other marketing applications, and previous responses to inspection observations. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.

Any regulatory approvals that we receive for our development candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the program and development candidate. The FDA may also require a Risk Evaluation and Mitigation Strategy, or REMS program as a condition of approval of our development candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our development candidates, we will have to comply with requirements including submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and GCP for any clinical trials that we conduct post-approval.

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

The policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our development candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

Even if we are able to commercialize any program or development candidate, the program and development candidate may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.*

We cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our development candidates or assure that coverage and reimbursement will be available for any product that we may develop. The regulations that govern marketing approvals, pricing and reimbursement for new drug and biological products vary widely from country to country. Some countries require approval of the sale price of a drug or biologic before it can be marketed. In many countries, the pricing review period begins after marketing or product approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. We are monitoring these regulations as several of our programs move into later stages of development; however, many of our programs are currently in the earlier stages of development and we will not be able to assess the impact of price regulations for a number of years. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that could delay our commercial launch of the product and negatively impact any potential revenues we may be able to generate from the sale of the product in that country and potentially in other countries due to reference pricing.

Our ability to commercialize any products successfully will also depend in part on the extent to which coverage and adequate reimbursement/payment for these products and related treatments will be available from government health administration authorities, private payors and other organizations. Even if we succeed in bringing one or more products to the market, these products may not be considered medically necessary and/or cost-effective, and the amount reimbursed for any products may be insufficient to allow us to sell our products on a competitive basis. At this time, we are unable to determine their cost effectiveness or the likely level or method of reimbursement for our development candidates. Increasingly, third-party payors, such as government and private insurance plans, are requiring that biotechnology companies provide them with predetermined discounts from list prices and are seeking to reduce the prices charged or the amounts paid for biotechnology products. If the price we are able to charge for any products we develop, or the payments provided for such products, is inadequate in light of our development and other costs, our return on investment could be adversely affected.

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

There may be significant delays in obtaining coverage for newly-approved biologics, and coverage may be more limited than the indications for which the biologic is approved by the FDA or comparable foreign regulatory authorities. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to pay all or part of the costs associated with their prescription medications. Patients are unlikely to use our products unless coverage is provided, and payment is adequate to cover all or a significant portion of the cost of our products. Therefore, coverage and adequate payment is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Moreover, eligibility for coverage does not imply that any of our products, if approved, will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new drugs or biologics, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement may be based on payments allowed for lower-cost products that are already reimbursed, may be incorporated into existing payments for other services and may reflect budgetary constraints or imperfections in Medicare data. Net prices for drugs or biologics may be reduced by mandatory discounts or rebates required by government health care programs or private payors and by any future relaxation of laws that presently restrict imports of medicines from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates. However, no uniform policy requirement for coverage and reimbursement for drug or biologic products exists among third-party payors in the United States. Therefore, coverage and reimbursement for drug and biologic products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Additionally, we or our collaborators may develop companion diagnostic tests for use with our current and future potential development candidates. We or our collaborators will be required to obtain coverage and reimbursement for these tests separate and apart from the coverage and reimbursement we may seek for our current and future potential development candidates. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for new products we develop and for which we obtain regulatory approval could adversely affect our operating results, our ability to raise capital needed to commercialize products, and our overall financial condition.

We believe that the efforts of governments and third-party payors to contain or reduce the cost of health care and legislative and regulatory proposals to broaden the availability of health care will continue to affect the business and financial condition of pharmaceutical and biotechnology companies. A number of legislative and regulatory changes in the health care system in the United States and other major health care markets have been proposed and/or adopted in recent years, and such efforts have expanded substantially in recent years.

In particular, in March 2010, the ACA was signed into law. This legislation changed the system of health care insurance and benefits and was intended to broaden access to health care coverage, enhance remedies against fraud and abuse, add transparency requirements for the health care and health insurance industries, impose taxes and fees on the health care industry, impose health policy reforms, and control costs. This law also contains provisions that would affect companies in the pharmaceutical industry and other health care related industries by imposing additional costs and changes to business practices. Since its enactment, there have been judicial and congressional challenges to certain aspects of the ACA. The uncertainty around the future of the ACA, and in particular the impact to reimbursement levels, may lead to uncertainty or delay in the purchasing decisions of our customers, which may in turn negatively impact on our product sales. We continue to evaluate the effect that the ACA has or any potential changes to the ACA could have on our business. Additional federal and state legislative and regulatory developments are likely, and we expect ongoing initiatives in the United States to increase pressure on drug and biologic pricing and reimbursement. Such reforms could have an adverse effect on anticipated revenues from development candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop development candidates.

We are subject to U.S. and foreign anti-corruption and anti-money laundering laws with respect to our operations and non-compliance with such laws can subject us to criminal or civil liability and harm our business.

We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and possibly other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, third-party intermediaries, joint venture partners and collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We interact with officials and employees of government agencies and government-affiliated hospitals, universities and other organizations. In addition, we may engage third-party intermediaries to promote our clinical research activities abroad or to obtain necessary permits, licenses and other regulatory approvals. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize or have actual knowledge of such activities.

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

Risks Related to Manufacturing, Commercialization and Reliance on Third Parties

If we choose to pursue collaborations and other strategic transactions, we may not be able to enter into such transactions on acceptable terms, if at all, which could adversely affect our development and commercialization activities, impact our cash position, increase our expense, and present significant distractions to our management.*

From time to time, we may consider strategic transactions, such as collaborations like our Collaboration Agreement with AbbVie, acquisitions of companies like the merger with Morphimmune, asset purchases, joint ventures and out- or in-licensing. For example, we will evaluate and, if strategically attractive, may seek to enter into collaborations, including with biotechnology or biopharmaceutical companies or healthcare institutions. The competition for partners is intense, and the negotiation process is time-consuming and complex. If we desire to enter into strategic transactions but are not able to do so, we may not have access to the required liquidity or expertise to further develop our development candidates, our discovery engine or Targeted Effector platforms. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. We may acquire additional technologies and assets, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business, but we may not be able to realize the benefit of acquiring such assets. Conversely, any new collaboration that we do enter into may be on terms that are not optimal for us. These transactions would entail numerous operational and financial risks, including:

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

Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and our business could be materially harmed by such transactions. Conversely, any failure to enter any collaboration or other strategic transaction that would be beneficial to us could delay the development and potential commercialization of our development candidates and have a negative impact on the competitiveness of any program or development candidate that reaches market.

In addition, to the extent that any of our current or potential future partners were to terminate a collaboration agreement, we may be forced to independently develop our development candidates, including funding preclinical studies or clinical trials, assuming marketing and distribution costs and maintaining, enforcing and defending intellectual property rights, or, in certain instances, abandoning any program or development candidate altogether, any of which could result in a change to our business plan and materially harm our business, financial condition, results of operations and prospects.

If third parties on which we intend to rely to conduct our current and future preclinical and clinical studies do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our programs could be delayed with material and adverse impacts on our business and financial condition.

We intend to rely on third-party clinical investigators, CROs, clinical data management organizations and consultants to design, conduct, supervise and monitor certain preclinical studies and any clinical trials. Because we intend to rely on these third parties and will not have the ability to conduct certain preclinical studies or clinical trials independently, we will have less control over the timing, quality and other aspects of such preclinical studies and clinical trials than we would have had we conducted them on our own. These investigators, CROs and consultants will not be our employees and we will have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we may contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.

The FDA requires certain preclinical studies to be conducted in accordance with good laboratory practices and clinical trials must be conducted in accordance with GCPs, including for designing, conducting, recording and reporting the results of preclinical studies and clinical trials to ensure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control will not relieve us of these responsibilities and requirements. Any adverse development or delay in our clinical trials could have a material and adverse impact on our commercial prospects and may impair our ability to generate revenue.

Because we may rely on third parties for manufacturing, supply and testing, some of which may be sole source vendors, for preclinical and clinical development materials and commercial supplies, our supply may become limited or interrupted or may not be of satisfactory quantity or quality.

We may rely on third-party contract manufacturers for our preclinical and future clinical trial product materials and commercial supplies. We do not intend to produce any meaningful quantity of materials needed for preclinical and clinical development through our internal resources, and we do not currently own manufacturing facilities for producing such supplies. While we intend to try to avoid sole-source arrangements with any of our manufacturing, supply and testing vendors, it may not always be possible to do so. We cannot assure you that our preclinical or future clinical development product supplies and commercial supplies will not be limited or interrupted, especially with respect to any sole source third-party manufacturing and supply partners or will be of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements.

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

If we are unable to obtain or maintain third-party manufacturing for any program or development candidate, or to do so on commercially reasonable terms, we may not be able to complete our development and commercialization efforts successfully. Our or a third party’s failure to execute on our manufacturing requirements and comply with cGMP could adversely affect our business in a number of ways, including:

●	an inability to initiate or continue clinical trials;

●	delay in submitting regulatory applications, or receiving regulatory approvals;

●	loss of the cooperation of a potential future partner;

●	subjecting third-party manufacturing facilities or our potential future manufacturing facilities to additional inspections by regulatory authorities;

●	requirements to cease distribution or to recall batches; and

●	in the event of approval to market and commercialize a product, an inability to meet commercial demands.

We may be unable to successfully scale manufacturing in sufficient quality and quantity, which would delay or prevent us from completing our development and commercialization efforts, if any.

In order to conduct our research and development efforts, including clinical trials, for our development candidates, we will need to manufacture large quantities. If any programs or development candidates are commercialized, we will need to scale up our manufacturing efforts even further. We currently expect to continue to use third parties for our manufacturing needs, as we do not currently have, nor do we currently intend to establish, our own manufacturing capacity. Our manufacturing partners may be unable to successfully increase the manufacturing capacity for any program or development candidate in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities and our manufacturers may fail to perform under their contracts with us, which could result in an unexpected need to change manufacturers. If we or our manufacturing partners are unable to successfully scale the manufacture at any stage, in sufficient quality and quantity, the development, testing and clinical trials of that program or development candidate may be delayed or infeasible, and regulatory approval or commercial launch of any potential resulting product may be delayed or not obtained, which could significantly harm our business.

Our significant reliance on third-party vendors could impair our ability to implement our business plan.

We rely on, and expect to continue to rely on, third-party vendors for many aspects of our business. We depend on these third parties, and likely will continue to depend on them, to perform their obligations in a timely manner consistent with contractual and regulatory requirements. We also at times need to rely, and may continue to need to rely, on certain vendors as our sole source for research, development, manufacturing or other services, establishing additional or replacement sole source vendors, if required, may not be accomplished quickly. In addition, these vendors may now or in the future partner with and conduct services for third parties developing in enabling technologies that are competitive with our platform and/or current or future development candidates.  If we are unable to make arrangements with a vendor for a particular need, or maintain our relationship with that vendor, on commercially reasonable terms, we may not be able to develop and commercialize our programs or development candidates successfully or operate our business as we intend, which could harm our business, result of operations, financial condition and prospects.

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

A cyber-attack or breach of our, or those third parties’ upon which we rely, information technology systems or our data could cause substantial costs, significant liabilities, harm to our brand and business disruption and/or a material adverse effect on our business.*

In the ordinary course of business, we and the third parties upon which we rely collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) proprietary, confidential, and sensitive data, including our clinical trial data or personal data (collectively, sensitive data).

Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to conduct our business as presently conducted.

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats.

In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.

Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

Although we have measures in place to prevent the sharing and loss of sensitive data, any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of sensitive data could result in significant liability under state (e.g., state breach notification laws), federal (e.g., the Health Insurance Portability and Accountability Act, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH), and foreign law. A successful or attempted attack or other interruption could result in the unauthorized, unlawful, or accidental acquisition, modification, loss, alteration, encryption, disclosure of, access to, theft or destruction of our sensitive data, or other misappropriation of assets, or otherwise disrupt our operations. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our services.

We may expend significant resources or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data. We have invested in our systems and the protection and recoverability of our sensitive data to reduce the risk of an intrusion or interruption, but there can be no assurance that these measures and efforts will prevent future interruptions or breakdowns. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Un-remediated high risk or critical vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we or our third-party vendors fail to effectively maintain or protect our information technology systems and data integrity or fail to anticipate, plan for or manage significant disruptions to these systems, we or our third-party vendors could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in losses described above as well as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims) and mass arbitration demands; indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); disputes with physicians, clinical trial participants and our partners; regulatory sanctions or penalties; increases in operating expenses; expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive information of the Company could be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or vendor’s use of generative artificial intelligence technologies.

Our current laboratory operations are concentrated in two locations, and we or the third parties upon whom we depend on may be adversely affected by natural or other disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.*

Our current business operations are concentrated in the greater Seattle and Philadelphia areas. Any unplanned event, such as flood, fire, explosion, extreme weather condition, medical epidemics, including any potential effects from a pandemic, such as the COVID-19 pandemic, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities or the manufacturing facilities of our third-party contract manufacturers, or lose our repository of blood-based and other valuable laboratory samples, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development efforts or interruption of our business operations. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our locations, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. In addition, terrorist acts or acts of war targeted at the United States, and specifically the greater Seattle and Philadelphia areas, could cause damage or disruption to us, our employees, facilities, partners and suppliers. The disaster recovery and business continuity plan we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business and financial condition.

Risks Related to Our Intellectual Property

If we are unable to obtain or protect intellectual property rights related to our technology, development candidates, or if our intellectual property rights are inadequate, we may not be able to compete effectively.*

Our success depends in part on our ability to obtain and maintain protection for our owned and in-licensed intellectual property rights and proprietary technology. If we do not adequately protect our intellectual property rights, competitors or other third parties may be able to erode, negate or preempt any competitive advantage we may have, which could harm our business and ability to achieve profitability. We rely on patents and other forms of intellectual property rights, including in-licenses of intellectual property rights and biologic materials of others, to protect our discovery engine, pipeline, manufacturing methods, and methods for treating patients. However, the patent prosecution process is expensive, complex and time-consuming. Patent license negotiations also can be complex and protracted, with uncertain results. We may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patents and patent applications at a reasonable cost or in a timely manner.

We may not be able to obtain patents on certain inventions if those inventions are publicly disclosed prior to our filing a patent application covering them. We enter into nondisclosure and confidentiality agreements with parties who have access to confidential information, including confidential information regarding inventions not yet disclosed in patent applications. In addition, under our collaboration agreements, we may be required to disclose confidential information regarding inventions not yet disclosed in patent applications. We cannot guarantee that any of these parties will not breach these confidentiality agreements and publicly disclose any of our inventions before a patent application is filed covering such inventions. If such confidential information is publicly disclosed, we may not be able to successfully patent it and consequently, we may not be able to prevent third parties from using such inventions.

If the scope of the patent protection we obtain is not sufficiently broad, we may not be able to prevent others from developing and commercializing technology and products similar or identical to ours. We in-license exclusive rights, including patents and patent applications, relating to our discovery engine and targeted effector-based therapeutics. Patent applications for our discovery engine are still pending before the U.S. Patent and Trademark Office and other national patent offices. The targeted effector-based therapeutics we commercialize may be based on combinations of multiple components (e.g., targeting ligands, linkers and effector moieties). There is no guarantee that such patent applications will be issued as patents, nor any guarantee that issued patents will provide adequate protection for the in-licensed technology or any meaningful competitive advantage. For example, we may obtain patents broadly covering one of the components but narrowly covering the other two components. We also own 13 national phase patent applications, including in the United States, on our own technology relating to the Immunome discovery engine. The degree of patent protection we require to successfully compete in the marketplace may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our patents have, or that any of our pending owned patent applications that mature into issued patents will include claims with a scope sufficient to protect our proprietary targeted effector-based therapeutics or otherwise provide any competitive advantage. Other parties have developed or may develop technologies that may be related or competitive with our approach, and may have filed or may file patent applications and may have been issued or may be issued patents with claims that overlap or conflict with our patent portfolio, either by claiming the same compounds, formulations or methods or by claiming subject matter that could dominate our patent position. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally twenty years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new targeted effector-based therapeutics, patents protecting such targeted effector-based therapeutics might expire before or shortly after such targeted effector-based therapeutics are commercialized. As a result, our patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar or identical to ours.

We, or any present or potential future partners, collaborators, or licensees, may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, we may miss potential opportunities to strengthen our patent position.

We currently own 85 and in-license 14 pending national phase non-provisional patent applications in connection with our pipeline. We have filed one provisional patent applications in the United States and one Patent Cooperation Treaty, or PCT, patent applications in connection with antibodies identified by the Immunome’s discovery engine, related antibody variants, and their methods of use.  Morphimmune in-licenses 33 patents and pending patent applications on its Targeted Effector platform – 2 pending PCT applications, 1 issued US patent, 10 pending US non-provisional patent applications, and 20 foreign pending patent applications. These filings include a mix of platform filings for the folate and FAP programs, filings directed to specific folate and FAP targeting ligands, and filings directed to specific effector moieties. It is possible that defects of form in the preparation or filing of our patent portfolio may exist, or may arise in the future, for example with respect to proper priority claims, inventorship, claim scope, or requests for patent term adjustments. If we or our partners, collaborators, or licensees whether current or future, fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our partners, collaborators, or licensees are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. If there are material defects in the form, preparation, prosecution, or enforcement of our patent portfolio, such patents may be invalid and/or unenforceable, and such applications may never result in valid, enforceable patents. Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or applications will be due to be paid to the United States Patent and Trademark Office, or USPTO, and various government patent agencies outside of the United States over the lifetime of our owned or licensed patents and patent applications. We rely on our outside counsel or our licensing partners to pay these fees due to U.S. and non-U.S. patent agencies. The USPTO and various non-U.S. government patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

The patent positions of biotechnology companies are generally uncertain because they may involve complex legal and factual considerations that have, in recent years, been the subject of legal development and change. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are uncertain. The standards applied by the USPTO and foreign patent offices in granting patents are not always certain and moreover, are not always applied uniformly or predictably. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our owned or in-licensed patents or narrow the scope of our patent protection.

Pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Assuming the other requirements for patentability are met, currently, the first to file a patent application is generally entitled to the patent. However, prior to March 16, 2013, in the United States, the first to invent was entitled to the patent. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patent portfolio, or that we were the first to file for patent protection of such inventions. If third parties have filed prior patent applications on inventions claimed in our patent portfolio that were filed on or before March 15, 2013, an interference proceeding in the United States can be initiated by such third parties to determine who was the first to invent any of the subject matter covered by our patent portfolio. If third parties have filed such prior applications after March 15, 2013, a derivation proceeding in the United States can be initiated by such third parties to determine whether our invention was derived from theirs.

Moreover, because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, our patents may be challenged in the courts or patent offices in the United States and abroad. There is no assurance that all the potentially relevant prior art relating to our patent portfolio has been or will be found. For example, publications of discoveries in scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, and in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patent portfolio, or that we were the first to file for patent protection of such inventions. If such prior art exists, it may be used to invalidate a patent, or may prevent a patent from issuing from a pending patent application. For example, our applications or applications filed by our licensors may be challenged through third-party submissions, opposition or derivation proceedings. By further example, our issued patents or the issued patents we in-license may be challenged through reexamination, inter partes review or post-grant review proceedings before the patent office, or in declaratory judgment actions or counterclaims. An adverse determination in any such submission, proceeding or litigation could prevent the issuance of, reduce the scope of, invalidate or render unenforceable our owned or in-licensed patent rights; limit our ability to stop others from using or commercializing similar or identical platforms and products; allow third parties to compete directly with us without payment to us; or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our owned or in-licensed patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize programs or development candidates. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Pending and future patent applications may not result in patents being issued that protect our business, in whole or in part, or which effectively prevent others from commercializing competitive products. Competitors may also be able to design around our patents. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. In addition, the laws of foreign countries may not protect our rights to the same extent or in the same manner as the laws of the United States. For example, patent laws in various jurisdictions, including jurisdictions covering significant commercial markets, such as the European Patent Office, China and Japan, restrict the patentability of methods of treatment of the human body more than United States law does. If these developments were to occur, they could have a material adverse effect on our ability to generate revenue.

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our future development partners will be successful in protecting our targeted effector-based therapeutics by obtaining and defending patents. These risks and uncertainties include the following:

●	the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance, whether intentional or not, can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case;

●	patent applications may not result in any patents being issued;

●	Company-owned or in-licensed patents that have been issued or may be issued in the future may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable or otherwise may not provide any competitive advantage;

●	our competitors, many of whom have substantially greater resources and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with or eliminate our ability to make, use, and sell our targeted effector-based therapeutics;

●	there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns;

●	countries other than the United States may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing products; and

●	countries other than the U.S. may, under certain circumstances, force us to grant a license under our patents to a competitor, thus allowing the competitor to compete with us in that jurisdiction or forcing us to lower the price of our drug in that jurisdiction.

Even if they are unchallenged, our owned or licensed patents and pending patent applications, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our patent portfolio by developing similar or alternative targeted effector-based therapeutics in a non-infringing manner. For example, a third party may develop a targeted effector molecule that provides benefits similar to our targeted effector-based therapeutics but falls outside the scope of our patent protection or license rights. If the patent protection provided by the patent and patent applications we hold or pursue with respect to our targeted effector-based therapeutics is not sufficiently broad to impede such competition, our ability to successfully commercialize our product targeted effector-based therapeutics could be negatively affected, which would harm our business.

For example, our competitors may seek approval to market their own products similar to or otherwise competitive with our products. In these circumstances, we may need to defend or assert our patents, or both, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid or unenforceable, or that our competitors do not infringe our patents. Thus, even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.

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

We maintain certain information as company trade secrets. This information may relate to inventions that are not patentable or not optimally protected with patents. We use commercially acceptable practices to protect this information, including, for example, limiting access to the information and requiring passwords for our computers. Additionally, we execute confidentiality agreements with any third parties to whom we may provide access to the information and with our employees, consultants, scientific advisors, collaborators, vendors, contractors, and advisors. We cannot provide any assurances that all such agreements have been duly executed, and third parties may still obtain this information or may come upon this or similar information independently. It is possible that technology relevant to our business will be independently developed by a person who is not a party to such a confidentiality or invention assignment agreement. If any of our trade secrets were to be independently developed by a competitor or other third party, we would have no right to prevent such competitor or third party, or those to whom they communicate such independently developed information, from using that information to compete with us. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by contract manufacturers, consultants, collaborators, vendors, advisors, former employees and current employees. Monitoring unauthorized uses and disclosures is difficult and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. Furthermore, if the parties to our confidentiality agreements breach or violate the terms of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets as a consequence of such breaches or violations. Our trade secrets could otherwise become known or be independently discovered by our competitors. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating our trade secrets. If any of these events occurs or if we otherwise lose protection for our trade secrets, our business, financial condition, results of operation and prospects may be materially and adversely harmed.

If we fail to comply with our obligations under any license, collaboration or other intellectual property-related agreements, we may be required to pay damages and could lose intellectual property rights that may be necessary for developing, commercializing and protecting our current or our current or future technologies, programs or development candidates, or we could lose certain rights to grant sublicenses.

We are reliant upon in-licenses to certain patent rights and proprietary technology from third parties, such as Whithead, TJU, Arrayjet and Purdue University, that are important or necessary to our discovery engine and our Targeted Effector platform.

Our current license agreements impose, and any future license agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution, and enforcement or other obligations on us. In certain circumstances, our licensed patent rights are subject to our reimbursing our licensors for their patent prosecution and maintenance costs. For example, our license agreements with Whitehead, TJU and Purdue each require us to bear the costs of filing and maintaining patent applications, and our agreement with Arrayjet requires us to reimburse Arrayjet for applicable patent costs. If we are in breach of our license agreements, we may be required to pay damages and the licensor may have the right to terminate the license. License termination could result in a material adverse effect on our ability to use our discovery engine and/or Targeted Effector platform and our ability to develop, manufacture, and sell products that are discovered using or are covered by the licensed technology or could enable a competitor to gain access to the licensed technology.

Under our current and future license agreements, we may not have all intellectual property rights necessary for developing, commercializing, and protecting our current or future technologies, programs or development candidates.

We may not have the right to control the preparation, filing, prosecution, maintenance, enforcement and defense of patents and patent applications that we license from third parties. For example, pursuant to our license agreements with Whitehead, TJU and Purdue, while we may comment on patent applications and may lead enforcement of the patents and patent applications, the licensing institution is responsible for the preparation, filing, prosecution and maintenance and defense of the patents and patent applications; Arrayjet also retains prosecution and enforcement rights of the patents we license from Arrayjet. While we may provide input on patent strategy, including strategy relating to patent drafting and prosecution, we cannot be certain that the in-licensed patents and patent applications will be prepared, filed, prosecuted, maintained, and defended in a manner consistent with the best interests of our business. If our licensors and future licensors lose rights to licensed patents or patent applications, our right to develop and commercialize any of our programs or development candidates that is the subject of such licensed rights could be materially adversely affected.

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

Patent terms may not be able to protect our competitive position for an adequate period of time with respect to our current or future technologies, programs or development candidates.*

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional or International (PCT) filing date. The patent term of a U.S. patent may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent.

Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new commercial products arising from our platforms, patents protecting such products might expire before or shortly after such products are commercialized.

In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a Patent Term Extension, or PTE, of up to five years beyond the normal expiration of the patent to compensate patent owners for loss of enforceable patent term due to the lengthy regulatory approval process. A PTE grant cannot extend the remaining term of a patent beyond a total of 14 years from the date of the product approval. Further, PTE may only be applied once per product, and only with respect to an approved indication - in other words, only one patent (for example, covering the product itself, an approved use of said product, or a method of manufacturing said product) can be extended by PTE. We anticipate applying for PTE in the United States. Similar extensions may be available in other countries where we are prosecuting patents and we likewise anticipate applying for such extensions.

The granting of such patent term extensions is not guaranteed and is subject to numerous requirements. We might not be granted an extension because of, for example, failure to apply within applicable periods, failure to apply prior to the expiration of relevant patents or otherwise failure to satisfy any of the numerous applicable requirements. In addition, to the extent we wish to pursue patent term extension based on a patent that we in-license from a third party, we would need the cooperation of that third party. Moreover, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to obtain approval of competing products following our patent expiration by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case. If this were to occur, it could have a material adverse effect on our ability to generate revenue.

Changes in U.S. patent law or the patent law of other countries or jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our current or any future technologies, programs or development candidates.*

The United States Congress is responsible for passing laws establishing patentability standards. As with any laws, implementation is left to federal agencies and the federal courts based on their interpretations of the laws. Interpretation of patent standards can vary significantly within the USPTO, and across the various federal courts, including the U.S. Supreme Court. Recently, the Supreme Court has ruled on several patent cases, generally limiting the types of inventions that can be patented. Further, there are open questions regarding interpretation of patentability standards that the Supreme Court has yet to decisively address. Absent clear guidance from the Supreme Court, the USPTO has become increasingly conservative in its interpretation of patent laws and standards.

Courts in the United States continue to refine the heavily fact-and-circumstance-dependent jurisprudence defining the scope of patent protection available for targeted effector-based therapeutics, narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. This creates uncertainty about our ability to obtain patents in the future and the value of such patents. We cannot provide assurance that future developments in U.S. Congress, the federal courts and the USPTO will not adversely impact our owned or in-licensed patents or patent applications. The laws and regulations governing patents could change in unpredictable ways that could weaken or prevent our and our licensors’ ability to obtain new patents or to enforce our existing owned or in-licensed patents and patents that we might obtain or in-license in the future. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may have a material adverse effect on our and our licensors’ ability to obtain new patents or to protect and enforce our owned or in-licensed patents or patents that we may obtain or in-license in the future.

The U.S. Supreme Court has ruled on several patent cases in recent years; these cases often narrow the scope of patent protection available to inventions in the biotechnology and pharmaceutical spaces. For example, in Amgen Inc. v. Sanofi (Amgen), the U.S. Supreme Court held that certain of Amgen’s patent claims defined a class of antibodies by their function of binding to a particular antigen. The U.S. Supreme Court further wrote that because the patent claims defined the claimed class of antibodies only by their function of binding to a particular antigen, a skilled artisan would have to use significant trial and error to identify and make all of the molecules in that class. The U.S. Supreme Court ultimately held that Amgen failed to properly enable its patent claims. Certain claims of our patent portfolio relate to broad classes of targeted effector-based therapeutics. To the extent that a court finds that the skilled artisan would need significant trial and error to identify all the targeted effector-based therapeutics in that class, including each of the targeting ligand, linker, and effector moiety components representative of that class, the court may find the claims invalid under Amgen. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

Further, a new court system recently became operational in the European Union. The Unified Patent Court, or UPC, began accepting patent cases on June 1, 2023. The UPC is a common patent court with jurisdiction over patent infringement and revocation proceedings effective for multiple member states of the European Union. The broad geographic reach of the UPC could enable third parties to seek revocation of any of our European patents in a single proceeding at the UPC rather than through multiple proceedings in each of the individual European Union member states in which the European patent is validated. Under the UPC, a successful revocation proceeding for a European patent under the UPC would result in loss of patent protection in those European Union countries. Accordingly, a single proceeding under the UPC could result in the partial or complete loss of patent protection in numerous European Union countries. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and development candidates and, resultantly, on our business, financial condition, prospects and results of operations. Moreover, the controlling laws and regulations of the UPC will develop over time and we cannot predict what the outcomes of cases tried before the UPC will be. The case law of the UPC may adversely affect our ability to enforce or defend the validity of our European patents. Patent owners have the option to opt-out their European patents from the jurisdiction of the UPC, defaulting to pre-UPC enforcement mechanisms. We have decided to opt out certain European patents and patent applications from the UPC. However, if certain formalities and requirements are not met, our European patents and patent applications could be subject to the jurisdiction of the UPC. We cannot be certain that our European patents and patent applications will avoid falling under the jurisdiction of the UPC, if we decide to opt out of the UPC.

It is difficult and costly to protect our intellectual property and our proprietary technologies, and we may not be able to ensure their protection.

Our success will depend in part on obtaining and maintaining patent protection and trade secret protection for our targeted effector-based therapeutics, as well as on successfully defending these patents against potential third-party challenges. Our ability to protect our targeted effector-based therapeutics from unauthorized making, using, selling, offering to sell or importing by third parties is dependent on the extent to which we have rights under valid and enforceable patents that cover these activities.

The patent positions of pharmaceutical, biotechnology and other life sciences companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved and have in recent years been the subject of much litigation. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Over the past decade, U.S. federal courts have increasingly invalidated pharmaceutical and biotechnology patents during litigation often based on changing interpretations of patent law. Further, the determination that a patent application or patent claim meets all the requirements for patentability is a subjective determination based on the application of law and jurisprudence. The ultimate determination by the USPTO or by a court or other trier of fact in the United States, or corresponding foreign national patent offices or courts, on whether a claim meets all requirements of patentability cannot be assured. We cannot be certain that all relevant information has been identified. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our own patent portfolio.

We cannot provide assurances that any of our patent applications will be found to be patentable, including over our own prior art publications or patent literature, or will issue as patents. Neither can we make assurances as to the scope of any claims that may issue from our pending and future patent applications nor to the outcome of any proceedings by any potential third parties that could challenge the patentability, validity or enforceability of our patent portfolio in the United States or foreign jurisdictions. Any such challenge, if successful, could limit patent protection for our targeted effector-based therapeutics and/or materially harm our business.

In addition to challenges during litigation, third parties can challenge the validity of our patents in the United States using post-grant review and inter partes review proceedings, which some third parties have been using to cause the cancellation of selected or all claims of issued patents of competitors. For a patent filed March 16, 2013 or later, a petition for post-grant review can be filed by a third party in a nine-month window from issuance of the patent. A petition for inter partes review can be filed immediately following the issuance of a patent if the patent has an effective filing date prior to March 16, 2013. A petition for inter partes review can be filed after the nine-month period for filing a post-grant review petition has expired for a patent with an effective filing date of March 16, 2013 or later. Post-grant review proceedings can be brought on any ground of invalidity, whereas inter partes review proceedings can only raise an invalidity challenge based on published prior art and patents. These adversarial actions at the USPTO review patent claims without the presumption of validity afforded to U.S. patents in lawsuits in U.S. federal courts and use a lower burden of proof than used in litigation in U.S. federal courts. Therefore, it is generally considered easier for a competitor or third party to have a U.S. patent invalidated in a USPTO post-grant review or inter partes review proceeding than invalidated in a litigation in a U.S. federal court. If any of our patents are challenged by a third party in such a USPTO proceeding, there is no guarantee that we will be successful in defending the patent, which may result in a loss of the challenged patent right to us.

The litigae of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

●	we may not be able to generate sufficient data to support full patent applications that protect the entire breadth of developments in one or more of our programs;

●	it is possible that one or more of our pending patent applications will not become an issued patent or, if issued, that the patent(s) claims will have sufficient scope to protect our technology, provide us with commercially viable patent protection or provide us with any competitive advantages;

●	if our pending applications issue as patents, they may be challenged by third parties as invalid or unenforceable under United States or foreign laws;

●	we may not successfully commercialize our targeted effector-based therapeutics, if approved, before our relevant patents expire;

●	we may not be the first to make the inventions covered by our patent portfolio; or

●	we may not develop additional proprietary technologies or targeted effector-based therapeutics that are separately patentable.

In addition, to the extent that we are unable to obtain and maintain patent protection for our targeted effector-based therapeutics, or in the event that such patent protection expires, it may no longer be cost-effective to extend our portfolio by pursuing additional development of any of our targeted effector-based therapeutics for follow-on indications.

We may not be able to protect our intellectual property rights throughout the world, which could negatively impact our business.

Filing, prosecuting, enforcing and defending patents protecting our current or future technologies, programs or development candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. The requirements for patentability may differ in certain countries, particularly in developing countries; thus, even in countries where we do pursue patent protection, there can be no assurance that any patents will issue with claims that cover our products.

Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws. Additionally, the laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as the laws in the United States and Europe. Many companies have encountered significant difficulties in protecting and defending such rights in such jurisdictions. The legal systems of certain countries, including certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology, which could make it difficult for us to stop the infringement of our owned and in-licensed patents or the marketing of competing products in violation of our intellectual property and proprietary rights generally. Proceedings to enforce our owned or in-licensed intellectual property and proprietary rights in foreign jurisdictions could result in substantial costs and could divert our efforts and attention from other aspects of our business. Such proceedings could also put our owned or in-licensed patents at risk of being invalidated or interpreted narrowly, could put our owned or in-licensed patent applications at risk of not issuing, and could provoke third parties to assert claims against us or our licensors. We or our licensors may not prevail in any lawsuits or other adversarial proceedings that we or our licensors initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our and our licensors’ efforts to enforce such intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or in-license.

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

Proceedings to enforce our patent rights, whether successful or not, could result in substantial costs and divert our efforts and resources from other aspects of our business. Further, such proceedings could put our patents at risk of being invalidated, held unenforceable or interpreted narrowly; put our pending patent applications at risk of not issuing; and provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Furthermore, while we intend to protect our intellectual property rights in major markets for our products, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our products, if approved. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate.

In order to protect our competitive position around our future products, we may become involved in lawsuits to enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful and which may result in our patents being found invalid or unenforceable.

Competitors may seek to commercialize competitive products to our current or future technologies, programs or development candidates. In order to protect our competitive position, we may become involved in lawsuits asserting infringement of our patents, or misappropriation or other violations of other of our intellectual property rights. Litigation is expensive and time consuming and would likely divert the time and attention of our management and scientific personnel. There can be no assurance that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded. Even if we ultimately prevail in such claims, the monetary cost of such litigation and the diversion of the attention of our management and scientific personnel could outweigh any benefit we receive as a result of the proceedings.

If we or our licensors file a patent infringement lawsuit against a perceived infringer, such a lawsuit could provoke the defendant to counterclaim that we infringe their patents and/or that our patents are invalid and/or unenforceable. In patent litigation in the United States, it is commonplace for a defendant to counterclaim alleging invalidity and/or unenforceability. In any patent litigation there is a risk that a court will decide that the asserted patents are invalid or unenforceable, in whole or in part, and that we do not have the right to stop the defendant from using the invention at issue. With respect to a counterclaim of invalidity, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. If any of our patents are found invalid or unenforceable, or construed narrowly, our ability to stop the other party from launching a competitive product would be materially impaired. Further, such adverse outcomes could limit our ability to assert those patents against future competitors. Loss of patent protection would have a material adverse impact on our business.

Even if we establish infringement of any of our patents by a competitive product, a court may decide not to grant an injunction against further infringing activity, thus allowing the competitive product to continue to be marketed by the competitor. It is difficult to obtain an injunction in U.S. litigation and a court could decide that the competitor should instead pay us a “reasonable royalty” as determined by the court, and/or other monetary damages. A reasonable royalty or other monetary damages may or may not be an adequate remedy. Loss of exclusivity and/or competition from a related product would have a material adverse impact on our business.

Litigation often involves significant amounts of public disclosures. Such disclosures could have a materially adverse impact on our competitive position or our stock prices. During any litigation we would be required to produce voluminous records related to our patents and our research and development activities in a process called discovery. The discovery process may result in the disclosure of some of our confidential information. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could adversely affect the price of our common shares.

Litigation is inherently expensive, and the outcome is often uncertain. Any litigation likely would substantially increase our operating losses and reduce our resources available for development activities. Further, we may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. As a result, we may conclude that even if a competitor is infringing any of our patents, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our stockholders. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution.

If in the future, we in-license any patent rights, we may not have the right to file a lawsuit for infringement and may have to rely on a licensor to enforce these rights for us. If we are not able to directly assert our licensed patent rights against infringers or if a licensor does not vigorously prosecute any infringement claims on our behalf, we may have difficulty competing in certain markets where such potential infringers conduct their business, and our commercialization efforts may suffer as a result.

Concurrently with an infringement litigation, third parties may also be able to challenge the validity of our patents before administrative bodies in the United States or abroad. Such mechanisms include re-examination, post grant review and equivalent proceedings in foreign jurisdictions, e.g., opposition proceedings. Such proceedings could result in revocation or amendment of our patents in such a way that they no longer cover our products, potentially negatively impacting any concurrent litigation.

We may need to acquire or license additional intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.*

A third party may hold intellectual property, including patent rights that are important or necessary to the development of our targeted effector-based therapeutics. It may be necessary for us to use the patented or proprietary technology of one or more third parties to commercialize our current and future development candidates.

The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development. If we are unable to acquire such intellectual property outright, or obtain licenses to such intellectual property from such third parties when needed or on commercially reasonable terms, our ability to commercialize our targeted effector-based therapeutics, if approved, would likely be delayed or we may have to abandon development of that product relating to targeted effector-based therapeutics or program and our business and financial condition could suffer. Further, we may be required to expend significant time and resources to redesign our technology, programs, development candidates or the methods for manufacturing them, or to develop or license replacement technology, all of which may not be commercially or technically feasible. In such events, there could be a material adverse effect on our ability to commercialize and our business and financial condition.

If we in-license additional targeted effector-based therapeutics in the future, we might become dependent on proprietary rights from third parties with respect to those targeted effector-based therapeutics. Any termination of such licenses could result in the loss of significant rights and would cause material adverse harm to our ability to develop and commercialize any targeted effector-based therapeutics subject to such licenses. Even if we are able to in-license any such necessary intellectual property, it could be on nonexclusive terms, including with respect to the use, field or territory of the licensed intellectual property, thereby giving our competitors and other third parties access to the same intellectual property licensed to us. In-licensing IP rights could require us to make substantial licensing and royalty payments. Patents licensed to us could be put at risk of being invalidated or interpreted narrowly in litigation filed by or against our licensors or another licensee or in administrative proceedings. If any in-licensed patents are invalidated or held unenforceable, we may not be able to prevent competitors or other third parties from developing and commercializing competitive products.

We may not have the right to control the prosecution, maintenance, enforcement or defense of patents and patent applications that we license from third parties. In such cases, we would be reliant on the licensor to take any necessary actions. We cannot be certain that such licensor would act with our best interests in mind, or in compliance with applicable laws and regulations, or that their actions would result in valid and enforceable patents. For example, it is possible that a licensor’s actions in enforcing and/or defending a patent licensed by use may be less vigorous than had we conducted them ourselves. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Disputes may also arise between us and our licensors regarding intellectual property subject to a license agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;

●	our financial or other obligations under the license agreement;

●	whether and the extent to which our technology and processes infringe intellectual property of the licensor that is not subject to the licensing agreement;

●	our right to sublicense patent and other rights to third parties under collaborative development relationships;

●	our diligence obligations with respect to the use of licensed technology in relation to our development and commercialization of our targeted effector-based therapeutics and what activities satisfy those diligence obligations;

●	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and

●	the priority of invention of patented technology.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected targeted effector-based therapeutics.

The risks described elsewhere pertaining to our intellectual property rights also apply to the intellectual property rights that we may own or in-license now or in the future, and any failure by us or our licensors to obtain, maintain, defend and enforce these rights could have an adverse effect on our business. In some cases we may not have control over the prosecution, maintenance or enforcement of the patents that we license, and may not have sufficient ability to provide input into the patent prosecution, maintenance and defense process with respect to such patents, and potential future licensors may fail to take the steps that we believe are necessary or desirable in order to obtain, maintain, defend and enforce the licensed patents.

Intellectual property rights of third parties could adversely affect our ability to commercialize our technologies, programs or development candidates, and we might be required to litigate third parties to engage in development or marketing efforts, which may not be available on commercially reasonable terms or at all.*

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell our targeted effector-based therapeutics without infringing, misappropriating or otherwise violating the intellectual property and other proprietary rights of third parties. We or our licensors, or any future strategic partners, may be party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights. In some instances, we may be required to indemnify our licensors for the costs associated with any such adversarial proceedings or litigation.

There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the composition, use or manufacture of our targeted effector-based therapeutics. Our competitive position may materially suffer if patents issued to third parties or other third-party intellectual property rights cover our technologies and development candidates or elements thereof or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize current or future technologies and development candidates unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our current or future technologies or development candidates. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our current or future technologies or development candidates. Additionally, claims in pending patent applications, subject to certain limitations, can be amended in a manner that could cover our targeted effector-based therapeutics. If a third-party infringement claim should successfully be brought, we may be required to pay substantial damages or be forced to abandon our current or future technologies or development candidates or to seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

Third parties may assert infringement claims against us based on intellectual property rights that exist now or arise in the future. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. The pharmaceutical and biotechnology industries have produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use or manufacture. The scope of protection afforded by a patent is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that the relevant product or methods of using the product either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could significantly harm our business and operating results. In addition, parties making claims against us may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources, and we may not have sufficient resources to bring these actions to a successful conclusion.

Numerous third-party U.S. and foreign issued patents and pending patent applications exist which are related to our targeted effector-based therapeutics or components of our targeted effector-based therapeutics. For example, we are aware of patent portfolios related to compounds containing FAP targeting ligands that are owned by 3B Pharmaceuticals, Cornell University, Institute of Organic Chemistry and Biochemistry of the Czech Academy of Sciences, and Johns Hopkins University. There may also be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our targeted effector-based therapeutics.

If we are found to infringe, misappropriate or otherwise violate a third party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product. We might, if possible, also be forced to redesign current or future technologies or development candidates so that we no longer infringe, misappropriate or violate the third-party intellectual property rights. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product. If we were required to obtain a license to continue to manufacture or market the affected product, we may be required to pay substantial royalties or grant cross-licenses to our patents. Even if we were able to obtain a license, it could be nonexclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us. We cannot assure you that any such license will be available on acceptable terms, if at all. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations as a result of claims of patent infringement or violation of other intellectual property rights, Further, the outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of any adverse party. This is especially true in intellectual property cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree. Furthermore, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us; alternatively or additionally it could include terms that impede or destroy our ability to compete successfully in the commercial marketplace. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing a product or force us to cease some of our business operations, which could harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business, which could have a material adverse effect on our financial condition and results of operations.

Others may challenge inventorship or claim an ownership interest in our intellectual property which could expose it to litigation and have a significant adverse effect on its prospects.

Determinations of inventorship can be subjective. While we undertake to accurately identify correct inventorship of inventions made on our behalf by our employees, consultants and contractors, an employee, consultant or contractor may disagree with our determination of inventorship and assert a claim of inventorship. Any disagreement over inventorship could result in our being forced to defend our determination of inventorship in a legal action which could result in substantial costs and be a distraction to our senior management and scientific personnel.

While we typically require employees, consultants and contractors who may develop intellectual property on our behalf to execute agreements assigning such intellectual property to us, we may be unsuccessful in obtaining execution of assignment agreements with each party who in fact develops intellectual property that we regard as our own. Moreover, even when we obtain agreements assigning intellectual property to us, the assignment of intellectual property rights may not be self-executing or the assignment agreements may be breached. In either case, we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Furthermore, individuals executing agreements with us may have preexisting or competing obligations to a third party, such as an academic institution, and thus an agreement with us may be ineffective in perfecting ownership of inventions developed by that individual. If we are unsuccessful in obtaining assignment agreements from an employee, consultant or contractor who develops intellectual property on our behalf, the employee, consultant or contractor may later claim ownership of the invention. Any disagreement over ownership of intellectual property could result in our losing ownership, or exclusive ownership, of the contested intellectual property, paying monetary damages and/or being enjoined from clinical testing, manufacturing and marketing of the affected product candidate(s). Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to our senior management and scientific personnel.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

We consider trade secrets, including confidential and unpatented know-how, important to the maintenance of our competitive position. We may rely on trade secrets or confidential know-how to protect our technology, especially where patent protection is believed by us to be of limited value. We expect to rely on third parties for future manufacturing of our targeted effector-based therapeutics, and any future targeted effector-based therapeutics. We also expect to collaborate with third parties on the development of our targeted effector-based therapeutics and any future targeted effector-based therapeutics. As a result of the aforementioned collaborations, we must, at times, share trade secrets with our collaborators. We also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development partnerships or similar agreements.

Trade secrets or confidential know-how can be difficult to maintain as confidential. We protect and plan to protect trade secrets and confidential and unpatented know-how, in part, by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with us prior to beginning research or disclosing proprietary information. With parties, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants under which they are obligated to maintain confidentiality and to assign their inventions to us. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. However, current or former employees, consultants, contractors and advisers may unintentionally or willfully disclose our confidential information to competitors, and confidentiality agreements may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. The need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have an adverse effect on our business and results of operations. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret or securing title to an employee- or consultant-developed invention if a dispute arises, is difficult, expensive and time-consuming, and the outcome is unpredictable.

The enforceability of confidentiality agreements may vary from jurisdiction to jurisdiction. In addition, these agreements typically restrict the ability of our advisors, employees, third-party contractors and consultants to publish data potentially relating to our trade secrets, although our agreements may contain certain limited publication rights. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of our agreements with third parties, independent development or publication of information by any of our third-party collaborators. A competitor’s discovery of our trade secrets would impair our competitive position and have an adverse impact on our business.

We may be subject to claims that we or our employees or consultants have wrongfully used or disclosed alleged trade secrets or other proprietary information of our employees’ or consultants’ former employers or their clients.*

Many of our employees or consultants and our licensors’ employees or consultants were previously employed at universities or biotechnology or biopharmaceutical companies, including our competitors or potential competitors. Although we take commercially reasonable steps to ensure that our employees do not use the proprietary information, know-how or trade secrets of others in their work for us, including incorporating such intellectual property into our targeted effector-based therapeutics, we may be subject to claims that we or these employees have misappropriated the intellectual property of a third party. Litigation or arbitration may be necessary to defend against these claims.

If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or may be enjoined from using such intellectual property. Any such proceedings and possible aftermath would likely divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. A loss of key personnel or their work product could limit our ability to commercialize, or prevent us from commercializing, our current or future technologies or development candidates, which could materially harm our business. Even if we are successful in defending against any such claims, litigation or arbitration could result in substantial costs and could be a distraction to management.

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

Our trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks. We rely on both registration and common law protection for our trademarks. As a means to enforce our trademark rights and prevent infringement, we may be required to file trademark claims against third parties or initiate trademark opposition proceedings. This can be expensive and time-consuming, particularly for a company of our size. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. During trademark registration proceedings, we may receive rejections. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Moreover, any name we propose to use for our products in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed product names, we may be required to expend significant additional resources in an effort to identify a usable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected.

Intellectual property rights do not necessarily address all potential threats to our business.*

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business. The following examples are illustrative:

●	others may be able to make compounds or formulations that are similar to our development candidates, but that are not covered by the claims of any patents that we own, license or control;

●	we or any strategic partners might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own, license or control;

●	we or our licensors might not have been the first to file patent applications covering certain of our owned and in-licensed inventions;

●	others may independently develop the same, similar, or alternative technologies without infringing, misappropriating or violating our owned or in-licensed intellectual property rights;

●	it is possible that our owned or in-licensed pending patent applications will not lead to issued patents;

●	issued patents that we own, in-license, or control may not provide us with any competitive advantages, or may be narrowed or held invalid or unenforceable, including as a result of legal challenges;

●	our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights, and may then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

●	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such trade secrets or know-how; and

●	the patents of others may have an adverse effect on our business.

Should any of these events occur, they could have a material adverse impact on our business and financial condition.

Risks Related to Our Business Operations and Industry

We may be unable to successfully integrate the Immunome and Morphimmune businesses and realize the anticipated benefits of the Merger.*

The completed transaction involved the Merger of two companies which previously operated as independent companies. We will be required to devote significant management attention and resources to integrating our business practices and operations with those of Morphimmune in order to effectively realize synergies as a combined company, including leveraging anticipated synergies across technology platforms. Potential difficulties we may encounter in the integration process include the following:

●	the inability to successfully combine the two businesses in a manner that permits us to realize the technology platform synergies anticipated to result from the Merger, which would result in the anticipated benefits of the Merger not being realized in the time frame currently anticipated or at all;

●	the complexities associated with managing the larger combined businesses and integrating personnel from the two companies, while at the same time attempting to (i) continue pursuing pre-clinical and clinical development of existing development candidates, (ii) researching and developing new development candidates based on each company’s respective platforms, and (iii) identifying and pursuing other potential strategic transactions or collaborations;

●	the additional complexities of combining two companies with different histories, operating structures and technology foundations;

●	the complexities associated with and integration issues relating to reconstituting our board of directors and changing our management team;

●	the failure to successfully manage relationships with the combined supplier and vendor bases of the two companies;

●	the failure to retain key employees of either of the two companies;

●	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Merger; and

●	performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention caused by completing the Merger and integrating the companies’ operations.

For all these reasons, it is possible that the integration process could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with current and potential future vendors, regulators, collaboration partners, and employees or to achieve the anticipated benefits of the Merger, or could otherwise adversely affect our business and financial results.

Any inability to attract and retain qualified key management, technical personnel and employees would impair our ability to implement our business plan.*

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

As of September 30, 2023, we had 41 full-time employees and one part-time employee. Following the closing of the Merger in October 2023, we had 49 full-time employees and six part-time employees. The continued operation of our business and execution of our plans will require adequate staffing and we may need to hire and retain new employees to execute on our future plans. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to advance our platform, develop our programs or development candidates or run our operations or to accomplish our objectives.

We expect to continue to incur substantial expenses related to the completed Merger.*

We expect to continue to incur substantial expenses in connection with the completed Merger and the related integration of business, operations, networks, systems, technologies, policies and procedures. While we have assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of our integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Due to these factors, the transaction and integration expenses could be greater or could be incurred over a longer period of time than we currently expect.

We may experience difficulties in managing our growth and expanding our operations*.

As our development candidates enter and advance through preclinical studies and any clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. We may also experience difficulties in the discovery and development of new development candidates using our discovery engine or target effector platform if we are unable to meet demand as we grow our operations. In the future, we also expect to have to manage additional relationships with collaborators, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures and secure adequate facilities for our operational needs. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

Our employees, principal investigators, vendors and commercial partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.*

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, vendors and commercial partners. Misconduct by employees could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we may establish, comply with federal and state health care fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. For example, individuals conducting the non-interventional clinical studies that we sponsor through which we obtain antibodies for development into potential antibody-based therapeutics may violate applicable laws and regulations regarding personal data. It is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a material and adverse effect on our business and financial condition, including the imposition of significant criminal, civil, and administrative fines or other sanctions, such as monetary penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government-funded health care programs, such as Medicare and Medicaid, integrity obligations, reputational harm and the curtailment or restructuring of our operations.

Risks Related to our Common Stock

An active trading market for our common stock may not be sustained, which may make it difficult for you to sell your shares.*

The trading market for our common stock on The Nasdaq Capital Market has been limited and an active trading market for our shares may not be sustained. If an active market for our common stock is not sustained, it may be difficult for you to sell your shares at a price that is attractive to you, or at all.

The market price of our common stock is expected to be volatile, and purchasers of our common stock could incur substantial losses.*

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of biotechnology, early-stage pharmaceutical and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	our ability to obtain regulatory approvals for our development candidates, and delays or failures to obtain such approvals;

●	failure of any of our development candidates, if approved, to achieve commercial success;

●	failure by us to maintain our existing third-party license and supply agreements;

●	failure by us or our licensors to prosecute, maintain, or enforce our intellectual property rights;

●	changes in laws or regulations applicable to our development candidates;

●	any inability to obtain adequate supply of our development candidates or the inability to do so at acceptable prices;

●	adverse regulatory authority decisions;

●	introduction of new products, services or technologies by our competitors;

●	failure to meet or exceed any projections we may provide to the public;

●	failure to meet or exceed the financial and development projections of the investment community;

●	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

●	the effects of the Merger and PIPE transaction, which materially increases our public float;

●	announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;

●	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;

●	additions or departures of key personnel;

●	significant lawsuits, including patent or stockholder litigation;

●	if securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our business and stock;

●	changes in the market valuations of similar companies;

●	general market or macroeconomic conditions;

●	sales of our common stock by us or our stockholders in the future;

●	trading volume of our common stock;

●	failure to maintain compliance with the listing requirements of The Nasdaq Capital Market;

●	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;

●	adverse publicity generally, including with respect to other products and potential products in such markets;

●	the introduction of technological innovations or new therapies that compete with our potential products;

●	changes in the structure of health care payment systems; and

●	period-to-period fluctuations in our financial results.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock.

In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our profitability and reputation.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

Certain of our executive officers, directors and large stockholders own a significant percentage of our outstanding capital stock. As a result of their share ownership, these stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. These shareholders’ interests may not always coincide with our corporate interests or the interests of other shareholders, and these shareholders may exercise their voting and other rights in a manner with which you may not agree or that may not be in the best interests of our other shareholders. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*

We expect that significant additional capital may be needed in the future to continue our planned operations, including further development of our programs and development candidates, preparing IND filings, conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. In this regard, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on October 14, 2021, pursuant to which we may issue from time to time securities with an aggregate value of up to $200.0 million in one or more offerings at prices and terms to be determined at the time of sale. In October 2023, we completed our Merger and concurrent PIPE transaction for gross proceeds of approximately $125.0 million before deducting fees and offering expenses. An aggregate of 21,690,871 shares of our common stock at $5.75 per share were issued pursuant to the subscription agreements. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

Pursuant to our 2020 Plan, our management is authorized to grant stock options to our employees, directors and consultants. The aggregate number of shares of our common stock that may be issued pursuant to stock awards under our 2020 Plan shall not exceed 6,350,217 shares. Additionally, the number of shares of our common stock reserved for issuance under our 2020 Plan will automatically increase on January 1 of each year, beginning on January 1, 2021 and continuing through and including January 1, 2030, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. Additionally, pursuant to Morphimmune Inc.’s 2020 Equity Incentive Plan, or the Morphimmune Plan, the aggregate number of shares that may be issued pursuant to stock awards under the Morphimmune Plan is 2,472,563 shares. We do not currently intend to issue any further awards under the Morphimmune Plan.

We are an “emerging growth company” and our election of reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.*

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404, reduced disclosure obligations regarding executive compensation in this Annual Report and our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements and two years of selected financial data in this Annual Report. We could be an emerging growth company for up to five years following the completion of our IPO, although circumstances could cause us to lose that status earlier, including if we are deemed to be a “large accelerated filer,” which occurs when the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior September 30, or if we have total annual gross revenue of $1.235 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we could still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in this Annual Report and our other periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of an exemption that allows us to delay adopting new or revised accounting standards until such time as those standards apply to private companies. As a result, we will not be subject to the same new or revised accounting standards as other public companies that comply with the public company effective dates, including but not limited to the new lease accounting standard. We have also elected to take advantage of certain of the reduced disclosure obligations in this Quarterly Report and may elect to take advantage of other reduced reporting requirements in future filings. As a result of these elections, the information that we provide to our stockholders may be different than you might receive from other public reporting companies. However, if we later decide to opt out of the extended period for adopting new accounting standards, we would need to disclose such decision and it would be irrevocable.

Our ability to use net operating loss carryforwards and other tax attributes may be limited.

We have incurred losses during our history, and we do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. Under current law, U.S. federal NOL carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such NOL carryforwards is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal law. In addition, under Sections 382 and 383 of the Code, federal NOL carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including changes in connection with the Merger and potential changes due to other transactions. Similar rules may apply under state tax laws. If we earn taxable income, such limitations could result in increased future income tax liability to us, and our future cash flows could be adversely affected.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.*

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty; (iii) any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees, arising out of or pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws; and (iv) any action asserting a claim against us or any of our directors, officers or other employees, governed by the internal affairs doctrine; provided, that, this provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction.

Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits against us and our directors, officers, and other employees. While the Delaware courts have determined that such choice of forum provisions are facially valid, and several state trial courts have enforced such provisions and required that suits asserting Securities Act claims be filed in federal court, there is no guarantee that courts of appeal will affirm the enforceability of such provisions and a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with litigating Securities Act claims in state court, both state and federal court, or other jurisdictions which could seriously harm our business, financial condition, results of operations, and prospects.

We could be subject to securities class action litigation or stockholder derivative litigation.*

Securities litigation or stockholder derivative litigation frequently follows the announcement of certain significant business transactions, such as the sale of a business division or announcement of a business combination transaction. We may become involved in this type of litigation in connection with the Merger. Additionally, in the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. If we face any litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

General Risk Factors

Unfavorable global economic and political conditions could adversely affect our business, financial condition or results of operations.*

The results of our operations could be adversely affected by general conditions in the global economy, the global financial markets and the global political conditions. The United States and global economies are facing growing inflation, higher interest rates and potential recession. Furthermore, a severe or prolonged economic downturn, including a recession or depression or political disruption such as the war between Ukraine and Russia and the Israel-Hamas conflict could result in a variety of risks to our business, including weakened demand for our development candidates, if approved, relationships with any vendors or business partners located in affected geographies and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption, including any international trade disputes, could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential products. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.

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

Future changes in financial accounting standards or practices may cause adverse and unexpected revenue fluctuations and adversely affect our reported results of operations.*

Future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our reported financial position or results of operations. Financial accounting standards in the United States are constantly under review and new pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and are expected to occur again in the future. As a result, we may be required to make changes in our accounting policies. Those changes could affect our financial condition and results of operations or the way in which such financial condition and results of operations are reported. We intend to invest resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from business activities to compliance activities. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Accounting Pronouncements.”

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.*

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation informally titled the Tax Cuts and Jobs Act; the Coronavirus Aid, Relief, and Economic Security Act; and the Inflation Reduction Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. The Biden administration and Congress could also enact other tax law changes that could have an adverse effect on our operations, cash flows and results from operations and contribute to overall market volatility. In addition, it is uncertain if and to what extent various states will conform to federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

If we unable to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.*

As a public company, we are subject to requirements of the Sarbanes-Oxley Act, the regulations of the Nasdaq Capital Market, the rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include, among other things, that we maintain corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. This will require that we incur substantial professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. We may experience difficulty in meeting these reporting requirements in a timely manner.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on The Nasdaq Capital Market.

If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, investors could lose confidence in our reported financial information and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business, results of operations and financial condition and could cause a decline in the trading price of our common stock.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.*

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

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to public company reporting and compliance initiatives.*

As a public company listed on The Nasdaq Capital Market, we incur significant expenses for director and officer insurance, legal services, accounting services and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, and The Nasdaq Capital Market have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that required the SEC to adopt rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits smaller “emerging growth companies” to implement many of these requirements over a longer period and up to five years from the pricing of our initial public offering. We intend to continue to take advantage of this legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costlier. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance and we are required to incur substantial costs to maintain our current levels of such coverage.

If securities or industry analysts publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.*

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If only very few securities analysts commence coverage of us, or if industry analysts cease coverage of us, the trading price for our common stock would be negatively affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.

If we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected.

Our research, development and manufacturing involve the use of hazardous and radioactive materials and various flammable and toxic chemicals. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous and radioactive materials and waste products. Although we believe our procedures for storing, handling and disposing of these materials in our facilities comply with the relevant guidelines of the Commonwealth of Pennsylvania, the State of Washington and the Occupational Safety and Health Administration of the U.S. Department of Labor, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for substantial resulting damages. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of animals and biohazardous materials. Our workers’ compensation insurance may not provide adequate coverage against costs and expenses we may incur due to injuries to our employees resulting from the use of these materials. Our current environmental liability insurance covering certain of our facilities could be inadequate for all environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials and waste products. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

Item 5. Other Information

On November 8, 2023, we delivered written notice to Jefferies LLC that we were terminating the prospectus supplement, dated October 1, 2021, related to our common stock, $0.0001 par value per share, issuable pursuant to the terms of the Open Market Sale AgreementSM, dated October 1, 2021, between us and Jefferies LLC, or the ATM Agreement, and terminating the ATM Agreement. Pursuant to the terms of the ATM Agreement, the ATM Agreement will terminate on November 22, 2023 (10 trading days from the delivery of our notice of termination), or the Termination Date. The ATM Agreement provided for the offer and sale of shares of our common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $75.0 million through which Jefferies LLC would act as sales agent. All of the continuing obligations under the ATM Agreement will terminate as of the Termination Date, other than those provisions which expressly survive termination as provided in the ATM Agreement. We are not subject to any termination penalties related to the termination of the ATM Agreement. Prior to termination, we sold 5,925 shares of common stock under the ATM Agreement resulting in net proceeds of approximately $34,000. The foregoing description of the ATM Agreement is not complete and is qualified in its entirety by reference to the full text of the ATM Agreement, a copy of which was filed as Exhibit 1.2 to our Registration Statement on Form S-3 (File No. 333-259966) filed with the SEC on October 1, 2021.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1

Agreement and Plan of Merger and Reorganization, dated July 29, 2023, by and among Immunome, Inc., Ibiza Merger Sub, Inc. and Morphimmune, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed June 29, 2023).

3.1	Amended and Restated Certificate of Incorporation of Immunome, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8K filed October 6, 2020).

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Immunome, Inc., dated October 2, 2023, to implement Officer Exculpation (incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K filed October 4, 2023).

3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Immunome, Inc., dated October 2, 2023, to implement Authorized Share Increase (incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K filed October 4, 2023).

3.4	Amended and Restated Bylaws of Immunome, Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8K filed October 6, 2020).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1 filed September 24, 2020).
4.2

Amended and Restated Investors’ Rights Agreement by and among Immunome, Inc. and certain of its stockholders, dated June 2, 2020 (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1 filed September 9, 2020).

10.1	2020 Immunome, Inc. Equity Incentive Plan, as amended.

10.2	Third Amended and Restated Non-Employee Director Compensation Policy, effective October 27, 2023.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive Data File (Form 10-Q for the Quarterly Period ended September 30, 2023 filed in XBRL). The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed." The instance document does not appear in the interactive file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive File (embedded within the Inline XBRL document).
*	Filed or furnished herewith.

# Management contracts or compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNOME, INC.
(Registrant)

Date: November 9, 2023	By:	/s/ Clay B. Siegall, Ph. D.
	Name:	Clay B. Siegall, Ph. D.
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Corleen M. Roche
	Name:	Corleen M. Roche
	Title:	Chief Financial Officer
(Principal Financial Officer)