Form 10-Q
period 2024-03-31
Immunome Inc.
filed 2024-05-14
CIK 1472012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

There were 59,968,868 shares of the registrant’s common stock outstanding as of May 6, 2024.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

IMMUNOME, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$269,723	$98,679
Marketable securities	39,983	39,463
Prepaid expenses and other current assets	3,620	6,561
Total current assets	313,326	144,703
Property and equipment, net	4,302	2,073
Operating right-of-use assets	1,458	1,564
Restricted cash	100	100
Other long-term assets	568	100
Total assets	$319,754	$148,540
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,179	$3,311
Accrued expenses and other current liabilities	10,844	8,025
Deferred revenue, current	12,745	10,493
Total current liabilities	30,768	21,829
Deferred revenue, non-current	2,208	5,489
Operating lease liabilities, net of current portion	1,206	1,340
Total liabilities	34,182	28,658
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 300,000,000 and 200,000,000 shares authorized at March 31, 2024 and December 31, 2023, respectively; 59,694,243 and 43,251,778 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	6	4
Additional paid-in capital	637,861	342,663
Accumulated other comprehensive income	4	22
Accumulated deficit	(352,299)	(222,807)
Total stockholders’ equity	285,572	119,882
Total liabilities and stockholders’ equity	$319,754	$148,540

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOME, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Collaboration revenue	$1,029	$2,364
Operating expenses:
In-process research and development	111,954	—
Research and development	15,369	3,913
General and administrative	6,005	2,922
Total operating expenses	133,328	6,835
Loss from operations	(132,299)	(4,471)
Interest income	2,807	201
Net loss	$(129,492)	$(4,270)
Net loss per share, basic and diluted	$(2.51)	$(0.35)
Weighted-average shares outstanding, basic and diluted	51,544,383	12,182,478
Comprehensive loss:
Net loss	$(129,492)	$(4,270)
Unrealized loss on marketable securities	(18)	—
Comprehensive loss	$(129,510)	$(4,270)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOME, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2023	43,251,778	$4	$342,663	$22	$(222,807)	$119,882
Share-based compensation expense	—	—	2,159	—	—	2,159
Issuance of common stock under Zentalis License Agreement	2,298,586	—	23,388	—	—	23,388
Issuance of common stock under the Ayala Asset Purchase Agreement	2,175,489	—	50,645	—	—	50,645
Issuance of common stock for public offering, net of commissions and offering costs of $14,592	11,500,000	2	215,408	—	—	215,410
Exercise of stock options	125,704	—	171	—	—	171
Exercise of common stock warrants	342,686	—	3,427	—	—	3,427
Unrealized loss on marketable securities	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	(129,492)	(129,492)
Balance at March 31, 2024	59,694,243	$6	$637,861	$4	$(352,299)	$285,572

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	12,128,843	$1	$132,653	$(116,001)	$16,653
Share-based compensation expense	—	—	1,200	—	1,200
Issuance of common stock under ATM, net of $1 of issuance costs	5,925	—	34	—	34
Issuance of common stock	55,250	—	221	—	221
Vesting of restricted stock awards	4,166	—	24	—	24
Net loss	—	—	—	(4,270)	(4,270)
Balance at March 31, 2023	12,194,184	$1	134,132	$(120,271)	$13,862

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOME, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(129,492)	$(4,270)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	157	94
Amortization of right-of-use asset	106	54
Accretion of discount related to marketable securities	(538)	—
Share-based compensation expense	2,159	1,224
Charge for purchase of in-process research and development assets	111,954	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,473	214
Accounts payable	2,396	687
Accrued expenses and other current liabilities	669	(1,404)
Deferred revenue	(1,029)	27,636
Operating lease liabilities	(25)	(62)
Net cash (used in) provided by operating activities	(11,170)	24,173
Cash flows from investing activities:
Cash paid in connection with Ayala asset acquisition	(20,060)	—
Cash paid in connection with Zentalis license agreement	(15,007)	—
Purchases of property and equipment	(2,164)	(106)
Net cash used in investing activities	(37,231)	(106)
Cash flows from financing activities:
Proceeds from public offering	230,002	—
Payment of offering costs	(14,155)	—
Proceeds from exercise of stock options	171	—
Proceeds from exercise of common stock warrants	3,427	—
Proceeds from issuance of common stock under ATM, net	—	34
Net cash provided by financing activities	219,445	34
Net increase in cash and cash equivalents and restricted cash	171,044	24,101
Cash and cash equivalents and restricted cash at beginning of period	98,779	20,423
Cash and cash equivalents and restricted cash at end of period	$269,823	$44,524
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$269,723	$44,424
Restricted cash	100	100
Total cash, cash equivalents, and restricted cash	$269,823	$44,524
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock in exchange for in-process research and development	$74,033	$—
Liabilities assumed in Ayala asset acquisition	$2,041	$—
Purchase of in-process research and development assets in accounts payable	$813	$—
Public offering costs included in accounts payable	$437	$—
Issuance of common stock to certain board of directors in lieu of accrued compensation	$—	$221
Purchases of property and equipment in accounts payable	$594	$223

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOME, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of the business

Organization

Immunome, Inc., or the Company, is a biopharmaceutical company focused on the development of targeted oncology therapies. The Company believes that the pursuit of novel or underexplored targets will be central to the next generation of transformative therapies, and it is dedicated to developing targeted cancer therapies with first-in-class and best-in-class potential. The Company’s goal is to establish a broad pipeline of preclinical and clinical assets and successfully develop such assets into approved products for commercialization. To support that goal, the Company invests heavily in both business development and internal discovery platforms.

Immunome is advancing a program pipeline comprising one clinical and three preclinical assets. The clinical asset is AL102, an investigational gamma secretase inhibitor, or GSI, currently under evaluation in a Phase 3 trial for the treatment of desmoid tumors that was acquired from Ayala Pharmaceuticals, Inc. on March 25, 2024. The preclinical assets are IM-1021, a receptor tyrosine kinase-like orphan receptor 1, or ROR1, antibody-drug conjugate, or ADC; IM-3050, a fibroblast activation protein, or FAP, targeted radioligand therapy, or RLT, candidate; and IM-4320, an anti-IL-38 immunotherapy candidate.

On October 2, 2023, the Company completed its merger with Morphimmune Inc., or Morphimmune, a preclinical biotechnology company focused on developing targeted oncology therapies, and Morphimmune became a wholly owned subsidiary of Immunome.

Liquidity

The Company has incurred significant operating losses since inception and expects to continue to incur losses from operations for the foreseeable future as it pursues development of its therapeutic candidates and other programs. As of March 31, 2024, the Company had an accumulated deficit of $352.3 million, non-restricted cash and cash equivalents of $269.7 million, and marketable securities of $40.0 million. The Company has not generated any product revenue to date and does not expect to generate product revenue until it successfully completes development and obtains regulatory approval for at least one of its product candidates.

Through March 31, 2024, the Company has funded its operations primarily through sales of equity securities and strategic partnerships and transactions as well as expense reimbursements from a government contract that ended in 2022. The Company expects that its existing cash, cash equivalents and marketable securities at March 31, 2024 are sufficient to fund its current and planned operating expenses and capital expenditures for at least 12 months from the filing date of this Quarterly Report on Form 10-Q. Beyond that date, the Company may need to raise additional capital through a combination of equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements to achieve its longer-term business objectives.

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the accounting principles generally accepted in the United States, or GAAP, and following the requirements of the Securities and Exchange Commission, or the SEC, for interim reporting. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and related notes included in the Company’s Form 10-K filed with the SEC on March 28, 2024, which provide a more complete discussion of the Company’s accounting policies and certain other information. The December 31, 2023 condensed consolidated balance sheet has been derived from the Company’s annual financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and include all adjustments that management believes to be necessary for a fair presentation of the Company’s financial information. Interim results are not necessarily indicative of results for a full year or any future interim period.

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the unaudited condensed consolidated financial statements and the accompanying notes. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates. The Company’s significant accounting estimates include, but are not necessarily limited to, the expected volatility used to estimate fair value of stock options, accrued research and development expenses, the fair value of acquired in-process research and development assets, and revenue recognition.

Segment and geographic information

Operating segments are defined as components of an entity about which separate discrete information is available and regularly reviewed by the chief operating decision maker, its Chief Executive Officer, in deciding how to allocate resources and in assessing performance. The Company has determined that it operates as one operating and reporting segment exclusively in the United States.

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

Restricted cash

Restricted cash represents collateral provided for a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate facility in Bothell, Washington. Cash will be released from restriction upon termination of the lease. Restricted cash was $0.1 million at both March 31, 2024 and December 31, 2023.

Asset acquisitions

Acquisitions of assets or a group of assets that do not meet the definition of a business are accounted for as asset acquisitions, with a cost accumulation model used to determine the cost of the acquisition. Common stock issued as consideration in an acquisition of assets is generally measured based on the acquisition date fair value of the equity interests issued. Direct transaction costs are recognized as part of the cost of an acquisition of assets. Intangible assets that are acquired in an asset acquisition for use in research and development activities that have an alternative future use are capitalized as in-process research and development, or IPR&D. Acquired IPR&D that has no alternative future use is expensed immediately as a component of in-process research and development expense in the condensed consolidated statements of operations and comprehensive loss.

In addition to upfront consideration, acquisitions of assets may also include contingent consideration payments to be made for future milestone events or royalties on net sales of future products. The Company assesses whether such contingent consideration is subject to liability classification and fair value measurement or meets the definition of a derivative. Contingent consideration payments in an acquisition of assets not required to be accounted for as a liability at fair value are recognized when the contingency is resolved, and the consideration is paid or becomes payable. Contingent consideration payments made prior to regulatory approval are expensed as incurred.

Net loss per share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the period, including the effect of dilutive securities.

As the Company was in a net loss position for the three months ended March 31, 2024 and 2023, diluted net loss per share is the same as basic net loss per share because the effects of potentially dilutive securities are antidilutive.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended March 31,
	2024	2023
Stock options outstanding	8,531,683	2,493,410
Common stock warrants	157,314	1,303,112
Unvested restricted stock awards	—	20,834
	8,688,997	3,817,356

Recent accounting standards not yet adopted

In December 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-09, Improvements to Income Tax Disclosures, which updates income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is still in the process of determining the effect this ASU will have on the condensed consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures. ASU 2023-07 requires disclosure of incremental segment information on an interim and annual basis and provides new segment disclosure requirements for entities with a single reportable segment. ASU 2023-07 is effective for all public companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal periods beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company adopted annual requirements under ASU 2023-07 on January 1, 2024 and plans to adopt interim requirements under ASU 2023-07 on January 1, 2025. The Company will begin including financial statement disclosures in accordance with ASU 2023-07 in its Annual Report on Form 10-K for the year ended December 31, 2024.

3. Fair value measurement

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2024
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents:
Money market funds	1	$46,482	$—	$—	$46,482
U.S. treasury securities	2	219,101	4	(1)	219,104
Marketable securities:
U.S. treasury securities	2	39,982	1	—	39,983
Total financial assets		$305,565	$5	$(1)	$305,569

	December 31, 2023
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents:
Money market funds	1	$73,988	$—	$—	$73,988
U.S. treasury securities	2	22,993	—	—	22,993
Marketable securities:
U.S. treasury securities	2	39,441	22	—	39,463
Total financial assets		$136,422	$22	$—	$136,444

The Company’s marketable securities consist of U.S. treasury debt securities with a contractual maturity date of 6 months.

4. Collaboration agreement with AbbVie

In January 2023, the Company entered into a Collaboration and Option Agreement, or the Collaboration Agreement, with AbbVie Global Enterprises Ltd., or AbbVie, pursuant to which the Company is using its discovery platform to discover and validate targets derived from patients with three specified tumor types, and antibodies that bind to such targets, which may be the subject of further development and commercialization by AbbVie. Pursuant to the terms of the Collaboration Agreement, the Company granted AbbVie an exclusive option to purchase all rights to each novel target-antibody pair, or a Validated Target Pair or VTP, that the Company generates that meets certain mutually agreed criteria, up to a maximum of 10 in total, for all human and non-human diagnostic, prophylactic and therapeutic uses throughout the world, including the development and commercialization of certain products, or Products, derived from the assigned VTP.

AbbVie paid the Company a nonrefundable upfront payment of $30.0 million in January 2023 and will be required to pay certain additional platform access payments of up to $70.0 million in aggregate based on the Company’s use of its discovery platform in connection with activities under each stage of the research plan and delivery of VTPs to AbbVie. If AbbVie exercises its option to purchase a VTP, then AbbVie will be required to pay an option exercise fee in the low single-digit millions for each of up to 10 VTPs for which it exercises an option. For each Product, the Company is eligible to receive development and commercial based milestones of up to $120.0 million in the aggregate and sales milestones of up to $150.0 million in the aggregate for the achievement of specified levels of annual net sales. The Company is also eligible to receive tiered royalties at percentage rates in the low single digits on annual net sales of any Products that are commercialized by AbbVie.

AbbVie’s obligation to pay royalties will terminate, on a Product-by-Product and country-by-country basis, upon the earlier of (a) the later of (i) 10 years following the first commercial sale for such Product in such country, or (ii) expiration of all valid claims of patent rights covering the Product in such country, and (b) the expiration of all applicable regulatory exclusivities for such Product in such country. AbbVie may terminate the Collaboration Agreement at any time for convenience upon a specified period of prior written notice.

The Company determined that the Collaboration Agreement represents a contract with a customer and consists of one performance obligation to provide research and development services, or R&D services, to AbbVie. The Company evaluated the options to continue the R&D services and options to purchase licenses to each VTP and concluded that these options did not represent material rights.

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

Revenue from the Collaboration Agreement will be recognized over the estimated performance of the R&D services using the cost-to-cost input method which the Company believes best depicts the transfer of control to the customer. Under the cost-to-cost input method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the performance obligation. The Company recognized $1.0 million and $2.4 million of collaboration revenue for the three months ended March 31, 2024 and 2023, respectively.

The following table summarizes the change in deferred revenue (in thousands):

Three Months Ended March 31, 2024
Balance as of December 31, 2023	$15,982
Recognition of revenue	(1,029)
Balance as of March 31, 2024	$14,953

As of March 31, 2024, the Company expects to recognize the deferred revenue associated with the non-refundable upfront fee over the estimated research and development period of approximately 1.25 years.

5. Balance sheet components

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Research and development	$6,445	$1,680
Compensation and related benefits	1,032	2,734
Severance accruals	1,485	1,436
Professional fees	1,408	1,670
Short-term operating lease liability	419	310
Other	55	195
Total accrued expenses and other current liabilities	$10,844	$8,025

6. Commitments and contingencies

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

Employee benefit plan

The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code, or the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company assumes all administrative costs of the 401(k) Plan and makes matching contributions as defined in the 401(k) Plan document. The Company made matching contributions of $0.1 million to the 401(k) Plan for each of the three months ended March 31, 2024 and 2023.

7. Asset acquisitions

Ayala Pharmaceuticals

On March 25, 2024, the Company and Ayala Pharmaceuticals, Inc., or Ayala, completed an Asset Purchase Agreement, or the Ayala Purchase Agreement, initially entered into in February 2024, pursuant to which the Company acquired Ayala’s AL101 and AL102 programs and assumed certain liabilities associated with the acquired assets. The upfront consideration included (i) payment of approximately $20.0 million in cash, and (ii) the issuance of 2,175,489 unregistered shares of the Company’s common stock at an aggregate fair value of $50.6 million on the acquisition date. The fair value of the shares issued to Ayala was based on the closing stock price of the Company’s common stock on March 25, 2024 of $24.00 per share less a discount of 3.0% related to unregistered share restrictions.

The Company accounted for the transaction as an asset acquisition as substantially all of the fair value of the gross assets acquired was concentrated in two programs that were grouped as a single identifiable IPR&D asset. The assets acquired in the transaction were measured based on the estimated fair value of the consideration paid of $71.3 million, which included direct transaction costs of $0.7 million.

The consideration paid and the relative fair values of the assets acquired and liabilities assumed were as follows (in thousands):

Amount
Common stock issued to Ayala	$50,645
Upfront consideration paid to Ayala	20,039
Transaction costs	657
Consideration paid	$71,341

Assets acquired:
In-process research and development	$73,382
Total assets acquired	$73,382
Liabilities assumed:
Accrued expenses	$2,041
Total liabilities assumed	$2,041
Net assets acquired	$71,341

The cost attributable to the IPR&D was expensed in the Company’s condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 since the acquired IPR&D had no alternative future use.

Under the Ayala Purchase Agreement, the Company will be required to pay Ayala up to $37.5 million in the aggregate upon the achievement of certain development, regulatory and commercial milestone events. Any potential future milestone payment amounts will be accrued when the related contingency is resolved, and the milestone consideration becomes payable.

Atreca

In December 2023, the Company entered into an agreement with Atreca, Inc., or Atreca, on the terms of a cash acquisition pursuant to which the Company would acquire certain antibody-related assets and materials for an upfront payment of $5.5 million and up to $7.0 million in clinical development milestones. The closing of the transaction is subject to customary conditions, including the approval of Atreca’s stockholders. As of March 31, 2024, the transaction had not closed.

Morphimmune

On October 2, 2023, the Company completed its merger with Morphimmune, or the Merger, and acquired all of the outstanding equity interests of Morphimmune in exchange for 8,835,710 shares of the Company's common stock, based upon an exchange ratio of 0.3042 shares of the Company’s common stock for each outstanding share of Morphimmune capital stock. Under the terms of the Agreement and Plan of Merger and Reorganization dated as of June 28, 2023, the Company assumed Morphimmune’s 2020 Equity Incentive Plan and all outstanding options to purchase shares of Morphimmune capital stock were converted into 2,472,563 options to purchase shares of the Company’s common stock with a weighted average exercise price of $1.29 per share. All other terms and conditions associated with these options, including vesting and exercisability, are governed by the original terms and conditions of the Morphimmune 2020 Equity Incentive Plan.

The Company accounted for the acquisition of Morphimmune as an asset acquisition as substantially all of the fair value of the gross assets acquired was concentrated in two programs that were grouped as a single identifiable IPR&D asset. The assets acquired in the transaction were measured based on the estimated fair value of the consideration paid of $88.0 million, which included direct transaction costs of $0.8 million. The consideration paid consisted of $72.5 million of the Company’s common stock based on the closing stock price on October 2, 2023 of $8.20 per share and $14.7 million related to the value of Morphimmune’s share-based awards assumed by Immunome as of the same date. The cost of the acquisition allocated to the acquired IPR&D of $80.8 million was expensed since the acquired IPR&D had no alternative future use.

8. Licensing arrangements

Bristol-Myers Squibb

In connection with the closing of the Ayala Purchase Agreement in March 2024, the Company assumed a license agreement, the BMS License Agreement, with Bristol-Myers Squibb Company, or BMS, pursuant to which the Company obtained a worldwide, non-transferable, royalty-bearing, exclusive, sublicensable, license under certain patent rights and know-how of BMS to research, discover, develop, make, have made, use, sell, offer to sell, export, import and commercialize AL101 and AL102, or the BMS Licensed Compounds, and products containing AL101 or AL102, or the BMS Licensed Products, for all uses including the prevention, treatment or control of any human or animal disease, disorder or condition.

Under the BMS License Agreement, the Company is obligated to use commercially reasonable efforts to develop at least one BMS Licensed Product. The Company is also required to use commercially reasonable efforts to obtain regulatory approvals in certain major market countries for at least one BMS Licensed Product, as well as to affect the first commercial sale of and commercialize each BMS Licensed Product after obtaining such regulatory approval.

The Company is required to pay BMS up to approximately $142.0 million in the aggregate upon the achievement of certain clinical development or regulatory milestones for AL101 and AL102 across multiple indications. In addition, the Company is required to pay BMS up to $50.0 million in the aggregate upon the achievement of certain commercial milestones for each BMS Licensed Product. Any potential future milestone payment amounts will be accrued when the related contingency is resolved, and the milestone consideration becomes payable. BMS is also eligible to receive tiered royalties ranging from a high single-digit to a low teen percentage on annual worldwide net sales of any BMS Licensed Products. Royalty payments will be expensed in the period in which the underlying revenues are earned.

BMS has the right to terminate the BMS License Agreement in its entirety if the Company fails to fulfill its development and commercialization obligations within a defined period of time following written notice by BMS. The Company has the right to terminate the BMS License Agreement for convenience upon prior written notice to BMS. Upon termination of the BMS License Agreement by the Company for convenience or by BMS, the Company will grant an exclusive, non-transferable, sublicensable, worldwide license to BMS for certain patent rights that are necessary to develop, manufacture or commercialize the BMS Licensed Compounds or BMS Licensed Products. In exchange for such license, BMS will be obligated to pay the Company a low single-digit percentage royalty on net sales of the BMS Licensed Compounds and/or BMS Licensed Products by it or its affiliates, licensees or sublicensees, provided that the termination occurred after a specified developmental milestone for such BMS Licensed Compounds and/or BMS Licensed Products.

Zentalis Pharmaceuticals

On January 5, 2024, the Company entered into a license agreement with Zentalis Pharmaceuticals, Inc., or the Zentalis License Agreement, pursuant to which the Company received an exclusive, worldwide, royalty-bearing, sublicensable license under certain intellectual property relating to Zentalis’ proprietary antibody-drug conjugate, or ADC, platform technology, ROR1 antibodies and ADCs targeting ROR1 to exploit products covered by or incorporating the licensed intellectual property rights. Under the Zentalis License Agreement, the Company is required to use commercially reasonable efforts to develop an ADC targeting ROR1, two additional ADCs, and commercialize any product that has received regulatory approval.

As up front consideration for the license, the Company paid to Zentalis $15.0 million in cash and issued 2,298,586 unregistered shares of its common stock at an aggregate fair value of $23.4 million. The fair value of the common stock issued to Zentalis was based on the closing stock price of the Company’s common stock on January 5, 2024 of $11.12 per share less a discount of 8.5% related to unregistered share restrictions. The Company accounted for the transaction as an asset acquisition as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable IPR&D asset. The consideration paid to acquire the license and intellectual property rights, which included transaction costs of $0.2 million, was immediately recognized as IPR&D expense in the Company’s condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2024 since the acquired IPR&D had no alternative future use.

Under the Zentalis License Agreement, the Company is obligated to pay Zentalis an aggregate of up to $150.0 million in development and regulatory milestones for the first product containing an ADC targeting ROR1, or a ROR1 ADC Product, to achieve such milestones, and commercial milestones on ROR1 ADC Products. The Company is also obligated to pay Zentalis mid-to-high single digit royalties on ROR1 ADC Products. In addition, the Company is obligated to pay Zentalis up to $25.0 million in development and regulatory milestones for the first product from each of the first five additional development programs using the licensed platform technology to generate products, and mid-single digit royalties on products from each such program. Any potential future milestone payment amounts will be accrued when the related contingency is resolved, and the milestone consideration becomes payable. The Company’s royalty payment obligation will commence, on a product-by-product and country-by-country basis, on the first commercial sale of such product in such country and will expire on the latest of (a) the 10-year anniversary of such first commercial sale for such product in such country, (b) the expiration of regulatory exclusivity for such product in such country, and (c) the expiration of the last-to-expire valid claim of a licensed patent covering such product in such country. Royalty payments will be expensed in the period in which the underlying revenues are earned.

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

Purdue Research Foundation

Upon closing of the Merger, the Company assumed certain license agreements that Morphimmune had entered into prior to the Merger. In January 2022, Morphimmune entered into a Master License Agreement, or the Purdue License Agreement, with Purdue Research Foundation, or PRF. Under the Purdue License Agreement, PRF granted Morphimmune a royalty-bearing, transferable, worldwide, exclusive license, sublicensable through multiple tiers, under certain intellectual property owned by PRF to research, develop, manufacture, and commercialize the licensed products in all fields of use with limited exceptions.

Under the Purdue License Agreement, Morphimmune paid PRF a one-time upfront payment of $0.2 million upon execution and $0.1 million on each of the first and second anniversary of the effective date of the Purdue License Agreement. During the period commencing on the date of first commercial sale of a licensed product and ending upon the date of expiration of the last valid claim of the licensed patents covering such licensed product in a country, referred to as the royalty term, the Company will pay PRF an earned unit royalty of a low single-digit percentage on gross receipts from sale of the licensed product, and beginning with the first sale of a licensed product, a tiered minimum annual royalty from the low to mid six-digit figure range less the unit royalties due for the annual period. Upon the achievement of specified development and commercialization milestones, the Company will pay PRF the milestone payments as specified in the Purdue License Agreement, which may be up to $3.8 million in the aggregate. The Company is also required to pay PRF an annual maintenance fee ranging from a low five-digit figure to a low six-digit figure prior to first sale of a licensed product and a low double-digit percentage of sublicense income received for sublicenses of licensed intellectual property, the percentage depending upon the timing of execution of the sublicense.

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

Other License Agreements

The Company has entered into various other license agreements to further discover, develop and commercialize certain technologies and treatments. As of March 31, 2024, the Company may need to pay developmental and regulatory milestone payments of up to approximately $6.0 million. In addition, the Company may need to pay royalty rates on net product sales, a portion of certain sublicense and collaboration payments, and certain commercial milestone payments of up to approximately $7.5 million, if any.

The Company did not make any development, regulatory, or commercial milestone payments under these licensing agreements during the three months ended March 31, 2024 and 2023.

9. Leases

The Company currently leases approximately 11,000 square feet of office and laboratory space in Exton, Pennsylvania under a lease that expires on March 31, 2025, and approximately 14,000 square feet of office and laboratory space in Bothell, Washington, under a lease that expires on October 31, 2028.

Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31, 2024	December 31, 2023
Operating leases:
Operating lease right-of-use assets	$1,458	$1,564

Operating lease liabilities, current portion	$419	$310
Operating lease liabilities, net of current portion	1,206	1,340
Total operating lease liabilities	$1,625	$1,650

Operating lease liabilities, current portion is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

For each of the three months ended March 31, 2024 and 2023, the Company recorded operating lease expense of $0.1 million. Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. The Company did not incur significant variable lease costs for the three months ended March 31, 2024 and 2023.

Other information related to the Company’s operating leases was as follows:

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term (in years)	4.20	4.81
Weighted-average discount rate	8.3%	8.3%

Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for operating lease liabilities	$63	$61

The Company’s future minimum lease payments were as follows as of March 31, 2024 (in thousands):

Years ending December 31,	Amount
2024 (represents remaining nine months in 2024)	$388
2025	464
2026	412
2027	422
2028	433
Total lease payments	2,119
Less imputed interest	(494)
Present value of operating lease liabilities	$1,625

10. Common stock

Common stock

The holders of common stock are entitled to one vote for each share of common stock. The holders of common stock shall be entitled to receive dividends out of funds legally available if and when declared by the Company’s board of directors. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the holders of common stock shall be entitled to share ratably in the remaining assets of the Company available for distribution.

The Company has reserved the following shares of common stock for issuance, on an as-converted basis, as follows:

	March 31, 2024	December 31, 2023
Stock options issued and outstanding under the Plans	8,531,683	7,978,291
Common stock warrants outstanding	157,314	500,000
Remaining shares available for issuance under the Plans	5,327,876	4,250,303
Remaining shares available for issuance under the ESPP	906,251	473,733
Total reserved common stock	14,923,124	13,202,327

Follow-on public offering

In February 2024, the Company completed a follow-on public offering and issued 11,500,000 shares of its common stock at $20.00 per share for net proceeds of $215.4 million, after deducting underwriting discounts and commissions and offering expenses.

Warrants to acquire shares of common stock

The Company had 157,314 and 500,000 issued and outstanding common stock warrants as of March 31, 2024 and December 31 2023, respectively, with an exercise price of $10.00 per share and an expiration date of April 28, 2024. During the three months ended March 31, 2024, warrants to purchase 342,686 shares of common stock were exercised for proceeds of $3.4 million. No warrants were exercised during the three months ended March 31, 2023.

11. Share-based compensation

2020 Equity Incentive Plan

In September 2020, the Company adopted the 2020 Equity Incentive Plan, or the 2020 Plan, which supersedes all prior equity incentive plans. No further awards will be granted under the 2018 Equity Incentive Plan, or 2018 Plan. Awards forfeited, cancelled, or repurchased from the above plans are returned to the pool of shares of common stock available for issuance under the 2020 Plan. On January 1, 2024, the shares of common stock authorized for issuance under the 2020 Plan increased by 1,730,071 shares. As of March 31, 2024, there were 4,398,174 shares available for issuance under the 2020 Plan.

On October 2, 2023, the Morphimmune 2020 Equity Incentive Plan, or the Morphimmune Plan, (or collectively with the 2020 Plan, the Plans), was assumed by the Company in conjunction with the Merger (Note 7). There were 929,702 shares available for issuance under the Morphimmune Plan as of March 31, 2024.

2020 Employee Stock Purchase Plan

The Company adopted the 2020 Employee Stock Purchase Plan, or ESPP, in September 2020. On January 1, 2024, the shares of common stock authorized for issuance under the ESPP increased by 432,518 shares. As of March 31, 2024, there were 906,251 shares available for issuance under the ESPP. No shares of common stock have been issued under the ESPP as of March 31, 2024.

Stock options

A summary of option activity under the Plans during the three months ended March 31, 2024 is as follows:

			Weighted
		Weighted	average	Aggregate
		average	remaining	Intrinsic
	Number of	exercise price	contractual	Value
	shares	per share	term (years)	(in thousands)
Outstanding at December 31, 2023	7,978,291	$6.15	8.62	$45,360
Granted	1,129,434	19.86
Exercised	(137,112)	6.22
Forfeited	(344,339)	8.26
Expired	(94,591)	20.86
Outstanding at March 31, 2024	8,531,683	$7.71	8.33	$146,173
Exercisable at March 31, 2024	3,115,238	$5.38	6.62	$61,212

Aggregate intrinsic value in the above table is calculated as the difference between the exercise price of the options and the Company’s fair value of its common stock as of period end.

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2024 and 2023 was $14.62 and $4.18 per share, respectively. The aggregate intrinsic value of options exercised during the three months ended March 31, 2024 was $2.5 million. No options were exercised during the three months ended March 31, 2023.

The weighted average assumptions used in the Black-Scholes option-pricing model for stock options granted were:

	Three Months Ended March 31,
	2024	2023
Expected volatility	84.1%	87.9%
Risk-free interest rate	4.1%	3.9%
Expected term (in years)	6.06	5.96
Expected dividend yield	—%	—%

Share-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$383	$430
General and administrative	1,776	794
Total share-based compensation expense	$2,159	$1,224

Unrecognized share-based compensation related to stock options was $37.1 million as of March 31, 2024 and is expected to be recognized over a weighted average period of 1.9 years.

12. Subsequent events

2024 ATM Agreement

On May 14, 2024, the Company entered into a sales agreement, or the 2024 ATM Agreement, with TD Securities (USA) LLC, or TD Cowen, as sales agent, pursuant to which the Company may offer and sell from time to time shares of its common stock having an aggregate offering price of up to $200.0 million, or the ATM Shares. The sales of the ATM Shares, if any, will be made by any method permitted that is deemed to be an “at-the-market” equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Capital Market. The Company has agreed to pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from any ATM Shares sold through the 2024 ATM Agreement. The Company has not yet sold any ATM Shares under the 2024 ATM Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023. Unless otherwise indicated, all references in this Quarterly Report on Form 10-Q to “Immunome,” the “company,” “we,” “our,” “us” or similar terms refer to Immunome, Inc. and its subsidiary.

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

Overview

We are a biopharmaceutical company focused on the development of targeted oncology therapies. We believe that the pursuit of novel or underexplored targets will be central to the next generation of transformative therapies, and we are dedicated to developing targeted cancer therapies with first-in-class and best-in-class potential. Our goal is to establish a broad pipeline of preclinical and clinical assets and successfully develop such assets into approved products for commercialization. To support that goal, we pair business development activity with significant investment in our internal discovery platforms.

We are advancing a program pipeline comprising one clinical and three preclinical assets. The clinical asset is AL102, an investigational gamma secretase inhibitor, or GSI, currently under evaluation in a Phase 3 trial for the treatment of desmoid tumors. The preclinical assets are IM-1021, a receptor tyrosine kinase-like orphan receptor 1, or ROR1, antibody-drug conjugate, or ADC; IM-3050, a fibroblast activation protein, or FAP, targeted radioligand therapy, or RLT, candidate; and IM-4320, an anti-IL-38 immunotherapy candidate.

On October 2, 2023, we completed our merger with Morphimmune Inc., or Morphimmune, a preclinical biotechnology company focused on developing targeted oncology therapies, and Morphimmune became a wholly owned subsidiary of Immunome.

Our current programs and strategic collaboration

AL-102 (Gamma Secretase Inhibitor)

Our clinical asset is AL102, an investigational GSI that we acquired from Ayala Pharmaceuticals, Inc., or Ayala, on March 25, 2024 pursuant to an Asset Purchase Agreement, or the Ayala Purchase Agreement. AL102 is currently under evaluation in a Phase 3 trial for the treatment of desmoid tumors.

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

Based upon the clinical activity observed in RINGSIDE Part A at the dose of 1.2 mg given once daily, and following consultation with the U.S. Food and Drug Administration, or FDA, the Phase 3 randomized registration trial, RINGSIDE Part B (NCT04871282) was initiated by Ayala in November 2022. Enrollment was completed in February 2024.

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

We expect to publish topline data for RINGSIDE Part B in the second half of 2025. In parallel, we are evaluating and performing the additional manufacturing and pharmacology work required to support a new drug application, or NDA, submission.

IM-1021 (ROR1 ADC)

We are developing IM-1021, a preclinical stage ADC targeting ROR1 that we exclusively licensed from Zentalis Pharmaceuticals, Inc., or Zentalis, in January 2024.

In preclinical studies, IM-1021 showed sustained tumor regression in a mouse model of triple-negative breast cancer. In this model, IM-1021 dosed weekly for three weeks at 2.5 mg/kg or 5.0 mg/kg demonstrated superior reductions in tumor volume compared with the same respective dose of a competitor, vedotin payload ROR1 ADC, with no meaningful weight loss observed.

Subject to obtaining an IND, our IM-1021 clinical strategy is designed to efficiently evaluate dose escalation in patients with solid tumors or lymphoma, followed by potential expansion of the solid tumor clinical program into targeted indications, potentially including non-small cell lung cancer, breast, prostate, pancreatic, and gastric cancer, and potential expansion of the lymphoma program into diffuse large B-cell lymphoma, mantle cell lymphoma, or other indications that are deemed to be appropriate. Concurrent with the dose escalation and expansion studies, we plan to conduct non-clinical studies evaluating IM-1021 in combination with other therapies, and to evaluate and develop potential companion diagnostics that could help identify patients most likely to respond to IM-1021. Our strategy is to pursue pivotal clinical studies in indications that have shown compelling clinical outcomes in earlier-stage trials, present significant commercial opportunities, have the potential for enhanced outcomes using a companion diagnostic, and offer potential for accelerated approval. We expect to submit an IND for the IM-1021 program to the FDA in the first quarter of 2025.

IM-3050 (FAP Radioligand Therapy)

We are developing IM-3050, a FAP-targeted Lu-177 RLT development candidate for the treatment of solid tumors. FAP serves as a tumor-specific marker due to its expression in approximately 75% of solid tumors. FAP is predominantly expressed by cancer-associated fibroblasts, the most common tumor stromal cell. IM-3050 is designed to deliver radioactive Lu-177 directly to FAP-expressing cells, where the “bystander” effect of the radiation may damage or kill nearby tumor cells. We believe this RLT approach could overcome the limitations, such as poor internalization and low expression on tumor cells, that make FAP an unsuitable target for ADCs. IM-3050, our lead FAP-targeted RLT, has four functional domains:

●	A small molecule FAP-specific ligand

●	A linker tuned to drive tumor-specific uptake
●	An albumin-binding domain to improve tumor retention
●	A chelator to deliver the radionuclide

      We expect to submit an IND for the IM-3050 program to the FDA in the first quarter of 2025.

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

Data obtained from preclinical testing indicated that blocking IL-38 function using inhibitory antibodies increased the immune response to the tumor and resulted in anti-tumor activity in select animal models, suggesting that anti-IL-38 antibodies could have therapeutic utility as single agents or in combination with other therapeutic modalities. Our recent analysis further confirms IL-38 expression is frequently elevated in samples of select patient tumor subtypes, in cancers such as head and neck, lung and gastroesophageal. We believe that this information could potentially guide patient selection for early clinical testing and may improve the overall probability of demonstrating clinical utility, thereby improving the probability of clinical success. We intend to submit an IND for the IM-4320 program to the FDA subsequent to our anticipated IND submissions for IM-3050 and IM-1021.

Other Programs and Platforms

In addition to the already described current programs, we expect to continue to invest in our proprietary discovery platform to expand our pipeline. The high output of antibody-target pairs resulting from our discovery platform may provide us with additional insights into the immune response against cancer and other diseases. We intend to continue to invest in our platform, with the goal of developing first-in-class and best-in-class targeted cancer therapies, including immunotherapies, radioligand therapies and ADCs.

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

Components of our results of operations

Collaboration revenue

We have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products for the foreseeable future. To date, we have generated our revenue through a Collaboration and Option Agreement, or the Collaboration Agreement, with AbbVie. Our collaboration revenue to date consists of payments from AbbVie that we recognize over the expected performance period under this agreement. We expect that revenues for the foreseeable future will be derived primarily from this agreement and any additional collaborations into which we may enter. We have not received any royalties under the Collaboration Agreement with AbbVie to date.

In-process research and development expenses

Intangible assets acquired in an asset acquisition for use in research and development activities which have no alternative future use are expensed as in-process research and development, or IPR&D, expense on the acquisition date. IPR&D expenses for the three months ended March 31, 2024 relate to the acquisition of our license pursuant to the Zentalis Agreement and the acquisition of certain assets from Ayala.

Research and development expenses

Research and development expenses consist of costs incurred in performing research and development activities, which include:

●	personnel-related expenses, including salaries, bonuses, benefits and share-based compensation for employees engaged in research and development functions;

●

expenses incurred in connection with the advancement of our programs and development candidates, including under agreements with consultants, contractors, contract research organizations, or CROs, and other third-party vendors and suppliers;

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

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs, including share-based compensation for personnel in our executive, business development, and administrative functions. General and administrative expenses also include legal fees relating to intellectual property and corporate matters, professional fees for accounting, auditing, tax and consulting services, insurance costs, travel, direct and allocated facility related expenses, and other operating costs.

We anticipate that our general and administrative expenses will increase in the future to support increased and progressed research and development activities and to operate as a public company.

Interest income

Interest income consists of interest earned on our marketable securities and on our cash and cash equivalent balances held with financial institutions.

Results of operations

Comparison of the three months ended March 31, 2024 and 2023

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Collaboration revenue	$1,029	$2,364	$(1,335)
Operating expenses:
In-process research and development	111,954	—	111,954
Research and development(1)	15,369	3,913	11,456
General and administrative(1)	6,005	2,922	3,083
Total operating expenses	133,328	6,835	126,493
Loss from operations	(132,299)	(4,471)	(127,828)
Interest income	2,807	201	2,606
Net loss	$(129,492)	$(4,270)	$(125,222)

(1)	Amounts include non-cash share-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Research and development	$383	$430	$(47)
General and administrative	1,776	794	982
Total share-based compensation expense	$2,159	$1,224	$935

Collaboration revenue

Collaboration revenue decreased by $1.4 million, from $2.4 million for the three months ended March 31, 2023 to $1.0 million for the three months ended March 31, 2024. The decrease was primarily due to a decrease in certain research and development activities allocated to AbbVie during the three months ended March 31, 2024 compared to the same period in 2023.

In-process research and development expenses

IPR&D expense for the three months ended March 31, 2024 was related to the write-off of IPR&D assets that were acquired from Zentalis and Ayala and determined to have no alternative future use. There was no IPR&D expense for the three months ended March 31, 2023.

Research and development expenses

Research and development expenses increased by $11.5 million, from $3.9 million for the three months ended March 31, 2023 to $15.4 million for the three months ended March 31, 2024.

We record direct research and development expenses, consisting principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical trials, and costs related to manufacturing, to specific product development and clinical programs. We do not allocate costs related to purchasing clinical trial materials, employee and contractor-related costs, and costs associated with our facility expenses, including depreciation or other indirect costs, to specific product candidates and clinical programs because these costs support multiple product programs. The table below shows our research and development expenses incurred with respect to each active program.

	Three Months Ended March 31,
	2024	2023	Change
AL102 (1)	$250	$—	$250
Pre-clinical programs (2)	5,038	424	4,614
Other research and development activities (3)	5,953	1,215	4,738
Indirect research and development (4)	4,128	2,274	1,854
Total	$15,369	$3,913	$11,456

(1)	The increase in 2024 compared to 2023 was due to clinical trial activities related to AL102, which was acquired from Ayala during the three months ended March 31, 2024.

(2)	The increase in 2024 compared to 2023 was due primarily to increased outsourced research and materials pertaining to IM-1021, IM-3050, and IM-4320.

(3)	The increase in 2024 compared to 2023 was due primarily to increased ADC discovery activities.

(4)	The increase in 2024 compared to 2023 was due primarily to an increase in personnel and personnel-related costs associated with the Merger and our discovery platform.

General and administrative expenses

General and administrative expenses increased by $3.1 million, from $2.9 million for the three months ended March 31, 2023 to $6.0 million for the three months ended March 31, 2024. The increase was primarily a result of a $1.6 million increase in personnel-related costs, which included increases of $0.6 million in salary and benefits costs due to increased headcount associated with the Merger and $1.0 million in share-based compensation. In addition, professional fees increased $1.1 million related to accounting, legal and patent fees and other overhead related costs.

Interest income

Interest income increased by $2.6 million from $0.2 million for the three months ended March 31, 2023 to $2.8 million for the three months ended March 31, 2024. The increase was primarily a result of increased interest rates and higher cash and cash equivalent and marketable security balances.

Liquidity and capital resources

Sources of liquidity

Since our inception in 2006, we have devoted substantially all our resources to research and development, raising capital, building our management team, building our intellectual property portfolio and entering and executing on collaborations and strategic transactions. To date, we have financed our operations primarily through sales of our equity securities, collaboration arrangements, strategic partnerships and transactions, and to a lesser extent, through expense reimbursements received from a governmental contract that ended in 2022.

To date, we have not generated any revenue from commercial sales and do not expect to generate revenue from commercial sale of products for the foreseeable future. Since inception, we have incurred significant operating losses and negative cash flows from operations. Our net losses were $129.5 million and $4.3 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had cash, cash equivalents and marketable securities of $309.7 million and an accumulated deficit of $352.3 million.

In February 2024, we completed a follow-on public offering and issued 11,500,000 shares of our common stock at $20.00 per share for net proceeds of $215.4 million, after deducting underwriting discounts and commissions and offering expenses payable by us, or the 2024 Financing.

In May 2024, we entered into a sales agreement, or the 2024 ATM Agreement, with TD Securities (USA) LLC, or TD Cowen, as sales agent, pursuant to which we may offer and sell from time to time shares of our common stock having an aggregate offering price of up to $200.0 million, or the ATM Shares. The sales of the ATM Shares, if any, will be made by any method permitted that is deemed to be an “at-the-market” equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Capital Market. We have agreed to pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from any ATM Shares sold through the 2024 ATM Agreement. We have not yet sold any ATM Shares under the 2024 ATM Agreement.

Cash flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash (used in) provided by operating activities	$(11,170)	$24,173
Cash used in investing activities	(37,231)	(106)
Cash provided by financing activities	219,445	34
Net increase in cash and cash equivalents and restricted cash	$171,044	$24,101

Operating activities

Net cash used in operating activities for the three months ended March 31, 2024 was $11.2 million, consisting primarily of our net loss of $129.5 million, partially offset by noncash charges of $113.8 million and a net change in operating assets and liabilities of $4.5 million. The noncash charges primarily consisted of $112.0 million of in-process research and development assets acquired without alternative future use, and $2.2 million of share-based compensation. The change in operating assets and liabilities primarily consisted of a decrease in prepaid expense and other current assets of $2.5 million, an increase in accounts payable of $2.4 million, and an increase in accrued expenses and other current liabilities of $0.7 million, partially offset by a decrease in deferred revenue of $1.0 million.

Net cash provided by operating activities for the three months ended March 31, 2023 was $24.2 million, consisting primarily of our net loss of $4.3 million, offset by noncash charges of $1.4 million and a net change in operating assets and liabilities of $27.1 million. The noncash charges primarily consisted of $1.2 million of share-based compensation. The change in operating assets and liabilities primarily consisted of an increase in deferred revenue of $27.6 million, an increase in accounts payable of $0.7 million, and a decrease in prepaid expenses and other current assets of $0.2 million, partially offset by a decrease in accrued expenses and other liabilities and other long-term liabilities of $1.5 million.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2024 was $37.2 million, consisting primarily of $35.1 million in IPR&D assets acquired from Zentalis and Ayala and $2.2 million of purchases of property and equipment.

Net cash used in investing activities for the three months ended March 31, 2023 was $0.1 million, consisting primarily of purchases of property and equipment.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2024 was $219.4 million, consisting of net proceeds of $215.8 million from the 2024 Financing and $3.6 million from the exercise of options and common stock warrants.

Net cash provided by financing activities for the three months ended March 31, 2023 was $34,000, consisting of net proceeds from the sales of common stock under our prior ATM sales agreement that we terminated in November 2023.

Funding requirements

We expect our expenses to increase substantially in connection with our ongoing and future activities, particularly as we advance and expand our clinical development of AL102, seek regulatory approval for AL102, continue the preclinical and potential clinical development of IM-1021, IM-3050, IM-4320, and any other future product candidates, and continue to pursue our business development strategy. We expect that our primary uses of capital will be for clinical development services, non-clinical research, strategic transactions, manufacturing, legal and other regulatory compliance expenses, compensation and related expenses, risk management, and general overhead costs.

We expect that our existing cash, cash equivalents and marketable securities as of March 31, 2024 will enable us to fund our current and planned operating expenses and capital expenditures for at least 12 months from the filing date of this Quarterly Report on Form 10-Q. We will need additional financing to support our continuing operations and pursue our research and development strategy. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our programs and development candidates.

Our future funding requirements will depend on many factors including:

●	the extent to which we acquire or in-license products, intellectual property, and other technologies, and the terms on which we acquire or in-license those assets;

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

●

the success of our existing and any future license agreements, collaborations and other strategic transactions and the achievement of milestones or occurrence of other developments that trigger payments to or from us under any such agreements and transactions; and

●	the costs of operating as a public company.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, including pursuant to the 2024 ATM Agreement, debt financings, collaborations, strategic alliances, and licensing arrangements. As a result of the war between Russia and Ukraine, conflict in the Middle East, bank failures, inflationary pressures on the economy and monetary policy responses taken by government agencies and other macroeconomic and political factors, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth and uncertainty about economic stability. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. To the extent that we raise additional capital through the sale of equity, including pursuant to the 2024 ATM Agreement, or convertible debt securities, the ownership interest of any purchaser will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market programs and development candidates that we would otherwise prefer to develop and market ourselves. If we cannot obtain the necessary funding to support these activities on favorable terms, or at all, we will need to delay, scale back or eliminate some or all of our research and development programs, including our clinical and preclinical development of our product candidates.

Contractual obligations and contingencies

We have no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancelable, purchase order basis. Our expected material cash requirements do not include potential contingent payments that we may be required to pay upon the achievement of development, regulatory or commercial milestones under the terms of the Ayala Purchase Agreement, nor do they include potential contingent payments upon the achievement of development, regulatory and commercial milestones or royalty payments that we may be required to make under license agreements we have entered into or may enter into with various entities pursuant to which we have in-licensed certain intellectual property. For further details on the potential contingent payments related to asset acquisitions and license agreements, see Notes 7 and 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical accounting policies and estimates

There have been no material changes in our critical accounting policies and estimates from those disclosed in our Form 10-K for the fiscal year ended December 31, 2023. For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical accounting policies and significant judgments” in Part II, Item 7 of our Form 10-K for the fiscal year ended December 31, 2023.

Recent accounting pronouncements

See Note 2, Summary of significant accounting policies, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding recently issued accounting pronouncements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to ensure the timely disclosure of required information in our SEC filings.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RISK FACTORS

As noted throughout this Quarterly Report on Form 10-Q, or this Quarterly Report, we are subject to a number of risks and uncertainties. You should consider and read carefully all the risks and uncertainties described below, as well as other information included in this Quarterly Report, including our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and our “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” The risks and uncertainties described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment. This Quarterly Report also contains forward-looking statements and estimates. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. We have marked with an asterisk (*) those risk factors that were not included as separate risk factors in, or reflect changes from the similarly titled risk factors included in, Item 1A of our Annual Report on Form 10-K, filed with the SEC on March 28, 2024. References to “we,” “us,” and “our” in this section refer to Immunome and its subsidiaries.

Risks Related to Our Business

We are a biopharmaceutical company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.*

We are a biotechnology company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, raising capital, pursuing strategic transactions, building our management team and building our intellectual property portfolio, and we have incurred significant operating losses. As of March 31, 2024, we had an accumulated deficit of $352.3 million. Our net loss for the year ended December 31, 2023 was $106.8 million and $129.5 million for the three months ended March 31, 2024. In 2023, the net loss included $80.8 million of in-process research and development (IPR&D) expense in relation to our acquisition of Morphimmune, which occurred in October 2023. In the first quarter of 2024, the net loss included $112.0 million of IPR&D expense inclusive of $73.4 million in relation to our asset purchase agreement with Ayala, and $38.6 million in relation to our licensing agreement with Zentalis. Substantially all our losses have resulted from IPR&D expense, from expenses incurred in connection with our research and development programs, and from general and administrative costs associated with our operations. To date, we have not generated any revenue from product sales, and we have not identified or sought or obtained regulatory approval for the marketing or sale of any product. Furthermore, we may not generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development activities and the regulatory approval process for our development candidates.

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

We will need to raise substantial additional funds to advance development of our development candidates and our discovery and ADC platforms, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize any of our development candidates.*

The research and development of biotechnology products is capital-intensive. If our development candidates continue to advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities. We have used substantial funds to develop and acquire our development candidates and will require significant funds to continue to advance our discovery and ADC platforms and conduct further research and development, including preclinical studies and clinical trials, to seek regulatory approvals and to manufacture and market products, if any, that are approved for commercial sale. In addition, we incur additional costs associated with operating as a public company.

Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities as of March 31, 2024 will enable us to fund our current and planned operating expenses and capital expenditures for at least 12 months from the filing date of this Quarterly Report on Form 10-Q. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of biotechnology products is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

Any additional capital-raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and, if approved, commercialize our current and any future development candidates. Additional funding may not be available on acceptable terms, or at all. As a result of the war between Russia and Ukraine, conflict in the Middle East, bank failures, inflationary pressures on the economy and monetary policy responses taken by government agencies and other macroeconomic and political factors, the global credit and financial markets have experienced and may in the future experience extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, and uncertainty about economic stability. If the equity and credit markets deteriorate, including as a result of recent or future bank failures, it may make any necessary debt or equity financing more difficult to obtain in a timely manner on favorable terms or at all.

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

To date, we have primarily financed our operations through the sale of equity securities and convertible debt, and through our collaborations. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, including pursuant to the 2024 ATM Agreement, debt financings, additional collaborations, strategic alliances, licensing arrangements, government contracts and other arrangements. We cannot assure you that we will be successful in acquiring additional funding at levels sufficient to fund our operations on terms favorable to us or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our preclinical studies, clinical trials, research and development programs or commercialization efforts. Because of the numerous risks and uncertainties associated with the development and commercialization of our development candidates and the extent to which we may enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies and clinical trials. To the extent that we raise additional capital through additional collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights, future revenue streams or research programs or to grant licenses on terms that may not be as favorable to us. If we do raise additional capital through public or private equity, including pursuant to the 2024 ATM Agreement, or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of certain securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

We expect to compete with oncology companies advancing small molecules, ADCs, targeted radiotherapies, antibodies, and other therapeutic modalities. This may include large, multinational pharmaceutical companies such as Immunogen (acquired by AbbVie Inc.), AstraZeneca; Amgen; Bayer AG, BMS; Eli Lilly and Company; Genentech, Inc. (a member of Roche group); Merck & Co. Inc.; Novartis; Seagen (acquired by Pfizer) and Johnson & Johnson. If any of our current or future product candidates are eventually approved for sale, they will likely compete with a range of treatments that are either in development or currently marketed for use in those same disease indications.

 With respect to AL102, we expect to compete with companies advancing treatments for desmoid tumors, including SpringWorks Therapeutics, Inc. In November 2023, Springworks received FDA approval for its oral gamma secretase inhibitor, OGSIVEO® (nirogacestat), for the treatment of adult patients with progressing tumors who require systemic treatment. Desmoid tumors treatments also include surgery, hormonal therapy, targeted therapy and chemotherapy.

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

Risks Related to Government Regulation

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or government enforcement actions; private litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; adverse publicity; and other consequences that could negatively affect our operating results and business.*

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal information and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. Due to these data processing activities, we and the third parties with whom we work, including our current and potential collaborators are or may become subject to numerous data privacy and security obligations, such as federal, state, local and foreign laws and regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations related to data privacy and security.

 In the United States, numerous federal, state and local laws and regulations, including federal health information privacy laws (e.g., the Health Insurance Portability and Accountability Act, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, state data breach notification laws, state health information privacy laws, federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of the third parties with whom we work. For example, HIPAA imposes specific requirements relating to the privacy, security, and transmission of individually identifiable protected health information. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, or other data privacy and security laws. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose protected health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. However, determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. Many state laws govern the data privacy and security of personal information and data in specified circumstances, are often not pre-empted by HIPAA, and may have a more prohibitive effect than HIPAA, thus complicating compliance efforts. In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal information. As applicable, such rights may include the right to access, correct, or delete certain personal information, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal information, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, or CPRA (collectively, CCPA) applies to personal information of consumers, business representatives, and employees who are California residents. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations in the CCPA and certain other U.S. state privacy laws, these laws increase compliance costs and potential liability with respect to other personal information we maintain. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.

 Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, and the United Kingdom’s GDPR, or UK GDPR, (collectively, GDPR) impose strict requirements for processing personal information. For example, under the GDPR, companies subject to these laws and in the event of non-compliance may experience temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal information brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In Canada, the Personal Information Protection and Electronic Documents Act, or PIPEDA, and various related provincial laws, as well as Canada’s Anti-Spam Legislation, or CASL, may apply to our operations. Compliance with foreign data privacy and security laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries.  Europe and certain other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws.

Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these mechanisms to lawfully transfer personal data to the United States.

If there were no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups.  Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Regulators in the US are also increasingly scrutinizing certain data transfers and may also impose certain data localization requirements.

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

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups, and we may become subject to such obligations in the future. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, clinical trial sites who share data about clinical trial participants may contractually limit our ability to use and disclose personal information.

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

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties with whom we work.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations.  If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable U.S. and foreign data privacy and security laws and regulations, we could face government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class claims) or mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal information; orders to destroy or not use personal information; and imprisonment of company officials. Claims that we or the third parties with whom we work have violated individuals’ privacy rights, failed to comply with data privacy and security laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend and could result in adverse publicity that could harm our business. Plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.

Any of the aforementioned events could have a material adverse effect on our reputation, business, or financial condition, including: interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal information or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

Because we may rely on third parties for manufacturing, supply and testing, some of which may be sole source vendors, for preclinical and clinical development materials and commercial supplies, our supply may become limited or interrupted or may not be of satisfactory quantity or quality.*

We may rely on third-party contract manufacturers for our preclinical and future clinical trial product materials and commercial supplies, including our Phase 3 clinical trial of AL102. We do not intend to produce any meaningful quantity of materials needed for preclinical and clinical development through our internal resources, and we do not currently own manufacturing facilities for producing such supplies. While we intend to try to avoid sole-source arrangements with any of our manufacturing, supply and testing vendors, it may not always be possible to do so. We cannot assure you that our preclinical or future clinical development product supplies and commercial supplies will not be limited or interrupted, especially with respect to any sole source third-party manufacturing and supply partners or will be of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements.

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

Certain Chinese biotechnology companies, CROs and contract development and manufacturing organizations may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could potentially impact services available for our research and development or our ability to secure the materials we need for our development candidates. For example, the recently proposed BIOSECURE Act introduced in the U.S. House of Representatives, as well as a substantially similar bill in the U.S. Senate, target U.S. government contracts, grants, and loans for entities that use equipment and services from certain named Chinese biotech companies, and authorize the U.S. government to name additional Chinese biotechnology companies of concern. If these bills become law, or similar laws are passed, they would have the potential to severely restrict the ability of companies to work with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. Such disruption could have adverse effects on our research and development activities.

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

A cyber-attack or breach of our information technology systems, or those of the third parties with whom we work, could cause adverse consequences, including regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; and other adverse consequences.*

In the ordinary course of business, we, our collaborators, and our vendors may collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share, or collectively, process, proprietary, confidential, and sensitive data, including our clinical trial data or personal information, or collectively, sensitive data.

 Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer "hackers,” threat actors, "hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.

 Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to conduct our business as presently conducted.

 We and the third parties with whom we work are subject to a variety of evolving threats, including social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats.

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

We rely on third parties and technologies to operate critical business systems to process sensitive data in a variety of contexts, including cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or third-parties’ with whom we work supply chains have not been compromised.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information security systems (such as our hardware and/or software, including that of third parties with whom we work), but we may not be able to detect, mitigate, and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities.

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

Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal information); litigation (including class claims) and mass arbitration demands; indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); disputes with physicians and other healthcare providers, clinical trial participants and our partners; increases in operating expenses; expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows.

Further, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations.

Although we have insurance coverage, including cybersecurity insurance, in place, we cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims by third parties or losses that we directly incur.

 In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive data about us from public sources, data brokers, or other means that reveal competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive data of the Company could be leaked, disclosed, or revealed as a result of or in connection with the use of generative AI technologies by our employees, our personnel, or third parties with whom we work.

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

 In addition to challenges during litigation, third parties can challenge the validity of our patents in the United States using post-grant review and inter partes review proceedings, which some third parties have been using to cause the cancellation of selected or all claims of issued patents of competitors. For a patent filed March 16, 2013 or later, a petition for post-grant review can be filed by a third party in a nine-month window from issuance of the patent. For a patent filed before March 16, 2013, a petition for inter partes review can be filed immediately following the issuance of the patent. A petition for inter partes review can be filed after the nine-month period for filing a post-grant review petition has expired for a patent with an effective filing date of March 16, 2013 or later. Post-grant review proceedings can be brought on any ground of invalidity, whereas inter partes review proceedings can only raise an invalidity challenge based on published prior art and patents. These adversarial actions at the USPTO review patent claims without the presumption of validity afforded to U.S. patents in lawsuits in U.S. federal courts and use a lower burden of proof than used in litigation in U.S. federal courts. Therefore, it is generally considered easier for a competitor or third party to have a U.S. patent invalidated in a USPTO post-grant review or inter partes review proceeding than invalidated in a litigation in a U.S. federal court. If any of our patents are challenged by a third party in such a USPTO proceeding, there is no guarantee that we will be successful in defending the patent, which may result in a loss of the challenged patent right to us.

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

 The U.S. Supreme Court has ruled on several patent cases in recent years; these cases often narrow the scope of patent protection available to inventions in the biotechnology and pharmaceutical spaces. For example, in Association for Molecular Pathology v. Myriad Genetics, Inc., or Myriad, the Supreme Court ruled that a "naturally occurring DNA segment is a product of nature and not patent eligible merely because it has been isolated,” and invalidated Myriad Genetics’ claims on the isolated BRCA1 and BRCA2 genes. To the extent that any of our patent application claims are deemed to be directed to natural products, or to lack an inventive concept above and beyond an isolated natural product, a court may decide the claims are directed to patent-ineligible subject matter and are invalid. The application of Myriad to biotechnology inventions has continued to develop and may continue to change over time. Subsequent rulings in cases or guidance or procedures issued by the USPTO relating to patent eligibility may have a negative impact on our business.

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

 Even if we establish infringement of any of our patents by a competitive product, a court may decide not to grant an injunction against further infringing activity, thus allowing the competitive product to continue to be marketed by the competitor. It is difficult to obtain an injunction in U.S. litigation and a court could decide that the competitor should instead pay us a "reasonable royalty” as determined by the court, and/or other monetary damages. A reasonable royalty or other monetary damages may or may not be an adequate remedy. Loss of exclusivity and/or competition from a related product would have a material adverse impact on our business.

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

If we fail to comply with our obligations under any license, collaboration or other intellectual property-related agreements, we may be required to pay damages and could lose intellectual property rights that may be necessary for developing, commercializing and protecting our current or future targeted therapeutics, or we could lose certain rights to grant sublicenses.*

We are reliant upon in-licenses to certain patent rights and proprietary technology from third parties, including BMS, Zentalis, and Purdue University, or Purdue, that are or may become important or necessary to our discovery and ADC platforms or targeted therapeutics pipeline.

 Our current license agreements impose, and any future license agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution, and enforcement or other obligations on us. In addition, certain of our license agreements require us to bear the costs of filing and maintaining patent applications. If we are in breach of our license agreements, we may be required to pay damages and the licensor may have the right to terminate the license. License termination could result in a material adverse effect on our ability to use our discovery and ADC platforms and/or targeted therapeutics and our ability to develop, manufacture, and sell products that are discovered using or are covered by the licensed technology or could enable a competitor to gain access to the licensed technology.

Under our current and future license agreements, we may not have all intellectual property rights necessary for developing, commercializing, and protecting our current or future targeted therapeutics.*

We may not have the right to control the preparation, filing, prosecution, maintenance, enforcement and defense of patents and patent applications that we license from third parties. For example, pursuant to certain of our license agreements, while we may comment on patent applications and may lead enforcement of the patents and patent applications, the licensing institution is responsible for the preparation, filing, prosecution and maintenance and defense of the patents and patent applications. While we may provide input on patent strategy, including strategy relating to patent drafting and prosecution, we cannot be certain that the in-licensed patents and patent applications will be prepared, filed, prosecuted, maintained, and defended in a manner consistent with the best interests of our business. If our licensors and future licensors lose rights to licensed patents or patent applications, our right to develop and commercialize any of our targeted therapeutics that is the subject of such licensed rights could be materially adversely affected.

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

While we perform periodic searches for relevant patents and patent applications with respect to our programs and development candidates, and uses thereof, we cannot guarantee the completeness or thoroughness of any of our patent searches or analyses including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, nor can we be certain that we have identified each and every patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of any of our targeted therapeutics in any jurisdiction. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that any of our targeted therapeutics may be accused of infringing. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Accordingly, third parties may assert infringement claims against us based on intellectual property rights that exist now or arise in the future.

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

Any inability to attract and retain qualified key management, technical personnel and employees would impair our ability to implement our business plan.*

Our success largely depends on the continued service of key management, advisors, consultants and other specialized personnel. While we have written employment agreements with our management team and each of our key employees, those employment arrangements are at-will and could be terminated at any time. The loss of one or more members of our management team or other key employees, advisors or consultants could delay our research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects. We do not currently maintain "key man” insurance on any of our executive officers.

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

 As of March 31, 2024, we had 62 full-time employees. The continued operation of our business and execution of our plans will require material additional staffing within the next twelve months. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to advance our discovery and ADC platforms, develop our programs or development candidates or run our operations or to accomplish our objectives.

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

The market price of our common stock is expected to be volatile, and purchasers of our common stock could incur substantial losses.*

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of biotechnology, early-stage pharmaceutical and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	our ability to successfully develop and obtain regulatory approvals for our development candidates, and delays or failures to obtain such approvals;

●	failure of any of our development candidates, if approved, to achieve commercial success;

●	failure by us to maintain our existing third-party license and supply agreements;

●	failure by us or our licensors to prosecute, maintain, or enforce our intellectual property rights;

●	changes in laws or regulations applicable to our development candidates;

●	any inability to obtain adequate supply of our development candidates or the inability to do so at acceptable prices;

●	adverse regulatory authority decisions;

●	introduction of new products, services or technologies by our competitors;

●	failure to meet or exceed any projections we may provide to the public;

●	failure to meet or exceed the financial and development projections of the investment community;

●	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

●	the effects of the Merger and our financing transactions, which materially increase our public float;

●	announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;

●	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;

●	additions or departures of key personnel;

●	significant lawsuits, including patent or stockholder litigation;

●	if securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our business and stock;

●	changes in the market valuations of similar companies;

●	general market or macroeconomic conditions;

●	sales of our common stock by us, including pursuant to the 2024 ATM Agreement, or our stockholders in the future;

●	trading volume of our common stock;

●	failure to maintain compliance with the listing requirements of The Nasdaq Capital Market;

●	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;

●	adverse publicity generally, including with respect to other products and potential products in such markets;

●	the introduction of technological innovations or new therapies that compete with our potential products;

●	changes in the structure of health care payment systems; and

●	period-to-period fluctuations in our financial results.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*

We expect that significant additional capital may be needed in the future to continue our planned operations, including further development of our programs and development candidates, preparing IND filings, conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, preferred stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. In this regard, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on October 14, 2021, pursuant to which we may issue from time to time securities with an aggregate value of up to $200.0 million in one or more offerings at prices and terms to be determined at the time of sale. In October 2023, we completed our Merger and concurrent PIPE transaction for gross proceeds of approximately $125.0 million before deducting fees and offering expenses. An aggregate of 21,690,871 shares of our common stock at $5.75 per share were issued pursuant to the subscription agreements and have been registered for resale pursuant to a registration statement on Form S-3 filed with the SEC and made effective on November 27, 2023. In February 2024, we raised $230.0 million, before deducting underwriting discounts and commissions and estimated offering expenses payable by us, through a public offering of our common stock. In connection with the closing of the public offering, we issued and sold 11,500,000 shares of our common stock. Additionally, we have issued shares of our common stock in connection with strategic transactions, including, for example, the Zentalis License and the Ayala Asset Purchase.

We issued 2,298,586 shares to Zentalis in connection with the Zentalis License and 2,175,489 shares to Ayala in connection with the Ayala Asset Purchase, both of which are registered for resale on a Form S-3 filed with the SEC in April 2024. The shares issued to Zentalis and Ayala are subject a to (i) a six-month lock-up with respect to half of the shares and (ii) an orderly market disposition. Notwithstanding these contractual protections, any sales of these shares may cause our stock price to fall.

 Additionally, on February 13, 2024, we filed an automatic shelf registration statement on Form S-3, pursuant to which we may issue from time-to-time securities in one or more offerings at prices and terms to be determined at the time of sale. For example, in May 2024, we entered into the 2024 ATM Agreement with TD Cowen, pursuant to which we may offer and sell, from time to time through TD Cowen, at our option, shares of our common stock having an aggregate offering price of up to $200.0 million. If we sell shares of common stock, preferred stock, convertible securities or other equity securities, including pursuant to sales under the 2024 ATM Agreement, investors may be materially diluted. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

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

We are an "emerging growth company” and our election of reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an "emerging growth company” as defined in the Jumpstart Our Business Startups Act, or JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404, reduced disclosure obligations regarding executive compensation in this Quarterly Report and our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements and two years of selected financial data in this Quarterly Report. We could be an emerging growth company for up to five years following the completion of our initial public offering, although circumstances could cause us to lose that status earlier, including if we are deemed to be a "large accelerated filer,” which occurs when the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30, or if we have total annual gross revenue of $1.235 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we could still qualify as a "smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in this Quarterly Report and our other periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of an exemption that allows us to delay adopting new or revised accounting standards until such time as those standards apply to private companies. As a result, we will not be subject to the same new or revised accounting standards as other public companies that comply with the public company effective dates, including the new lease accounting standard. We have also elected to take advantage of certain of the reduced disclosure obligations in this Quarterly Report and may elect to take advantage of other reduced reporting requirements in future filings. As a result of these elections, the information that we provide to our stockholders may be different than you might receive from other public reporting companies. However, if we later decide to opt out of the extended period for adopting new accounting standards, we would need to disclose such decision and it would be irrevocable.

Our ability to use net operating loss carryforwards and other tax attributes may be limited.

We have incurred losses during our history, and we do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. Under current law, U.S. federal net operating loss, or NOL, carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such NOL carryforwards is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal law. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, federal NOL carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in ownership. An "ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including changes in connection with the Merger and potential changes due to other transactions. Similar rules may apply under state tax laws. If we earn taxable income, such limitations could result in increased future income tax liability to us, and our future cash flows could be adversely affected.

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

General Risk Factors

Unfavorable global economic and political conditions could adversely affect our business, financial condition or results of operations.*

The results of our operations could be adversely affected by general conditions in the global economy, the global financial markets and the global political conditions. The United States and global economies are facing growing inflation, higher interest rates and potential recession. Furthermore, a severe or prolonged economic downturn, including a recession or depression or political disruption such as the war between Ukraine and Russia and the conflicts in the Middle East could result in a variety of risks to our business, including weakened demand for our development candidates, if approved, relationships with any vendors or business partners located in affected geographies and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption, including any international trade disputes, could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential products. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.

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

Future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our reported financial position or results of operations. Financial accounting standards in the United States are constantly under review and new pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and are expected to occur again in the future. As a result, we may be required to make changes in our accounting policies. Those changes could affect our financial condition and results of operations or the way in which such financial condition and results of operations are reported. We intend to invest resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from business activities to compliance activities. See the section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Quarterly Report.

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

As a public company listed on The Nasdaq Capital Market, we incur significant expenses for director and officer insurance, legal services, accounting services and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, and The Nasdaq Capital Market have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that required the SEC to adopt rules and regulations in these areas such as "say on pay” and proxy access. Recent legislation permits smaller "emerging growth companies” to implement many of these requirements over a longer period and up to five years from the pricing of our initial public offering. We intend to continue to take advantage of this legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costlier. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance and we are required to incur substantial costs to maintain our current levels of such coverage.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine and Safety Disclosures

Not applicable.

Item 5. Other Information

On May 9, 2024, the Company’s board of directors appointed Max Rosett as Chief Financial Officer (“CFO”) of the Company.

Mr. Rosett, age 34, has served as the Company’s Interim Chief Financial Officer, EVP, Operations since December 2023 and Senior Vice President, Operations since October 2023. Before joining the Company, Mr. Rosett held positions of increasing responsibility with Morphimmune from January 2022 until October 2023, last serving as Morphimmune Acting Chief Operating Officer from March 2022 until October 2023. Mr. Rosett also served as Principal at Research Bridge Partners, a life science investment firm, from March 2021 until October 2023. He was previously Director of Data Science at Research Bridge Partners from February 2018 to February 2021. He has also worked as an engineer at Google, and he started his career at the Boston Consulting Group, where he served clients in the pharmaceutical industry. Mr. Rosett earned a M.S. in Computer Science from Georgia Institute of Technology and a B.A. in Mathematics from Yale University.

Mr. Rosett has not entered into any material plan, contract or arrangement with the Company in connection with his appointment as the Company’s CFO.

There are no family relationships between Mr. Rosett and any of the Company’s current or former directors or executive officers. Mr. Rosett is not a party to any transaction that would require disclosure under Item 404(a) of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
1.1*	Sales Agreement, by and between Immunome, Inc. and TD Securities (USA) LLC, dated May 14, 2024.

2.1

Asset Purchase Agreement, by and between Immunome, Inc. and Ayala Pharmaceuticals, Inc., dated February 5, 2024 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 6, 2024).

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

3.4	Amended and Restated Bylaws of Immunome, Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8K filed October 6, 2020).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1 filed September 24, 2020).

4.2	Form of Subscription Agreement, dated June 29, 2023 (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on June 29, 2023).

4.3

Stock Issuance Agreement, dated January 5, 2024, by and between Immunome, Inc. and Zentalis Pharmaceuticals, Inc. (incorporated by reference to Exhibit 4.3 to out Registration Statement on Form S-3 filed with the SEC on February 13, 2024).

5.1*	Opinion of Cooley LLP (with respect to the ATM Shares).

10.1†

License Agreement, dated January 5, 2024, by and between Immunome, Inc. and Zentalis Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed March 28, 2024).

10.2†

License Agreement, dated November 29, 2017, by and between Immunome, Inc. (as assignee) and Bristol-Myers Squibb Company, as amended (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 26, 2024).

10.3#	Employment Offer Letter dated February 7, 2024, by and between Immunome, Inc. and Kinney Horn (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed March 28, 2024).

23.1*	Consent of Cooley LLP (included in Exhibit 5.1)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description of Exhibit

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive Data File (Form 10-Q for the Quarterly Period ended March 31, 2024 filed in XBRL). The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed." The instance document does not appear in the interactive file because its XBRL tags are embedded within the Inline XBRL document.

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

IMMUNOME, INC.
(Registrant)

Date: May 14, 2024	By:	/s/ Clay B. Siegall, Ph. D.
	Name:	Clay B. Siegall, Ph. D.
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Max Rosett
	Name:	Max Rosett
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)