Form 10-Q
period 2024-06-30
Immunome Inc.
filed 2024-08-12
CIK 1472012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

(425) 939-7410

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

There were 60,054,372 shares of the registrant’s common stock outstanding as of August 7, 2024.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

IMMUNOME, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$165,332	$98,679
Marketable securities	113,021	39,463
Prepaid expenses and other current assets	5,931	6,561
Total current assets	284,284	144,703
Property and equipment, net	6,096	2,073
Operating right-of-use assets	2,523	1,564
Restricted cash	100	100
Other long-term assets	3,212	100
Total assets	$296,215	$148,540
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,047	$3,311
Accrued expenses and other current liabilities	20,264	8,025
Deferred revenue, current	12,589	10,493
Total current liabilities	39,900	21,829
Deferred revenue, non-current	—	5,489
Operating lease liabilities, net of current portion	2,477	1,340
Total liabilities	42,377	28,658
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at June 30, 2024 and December 31, 2023; 60,013,655 and 43,251,778 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	6	4
Additional paid-in capital	642,251	342,663
Accumulated other comprehensive income	2	22
Accumulated deficit	(388,421)	(222,807)
Total stockholders’ equity	253,838	119,882
Total liabilities and stockholders’ equity	$296,215	$148,540

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOME, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Collaboration revenue	$2,364	$4,263	$3,393	$6,627
Operating expenses:
In-process research and development	6,312	—	118,266	—
Research and development	29,083	5,716	44,452	9,629
General and administrative	6,978	4,320	12,983	7,242
Total operating expenses	42,373	10,036	175,701	16,871
Loss from operations	(40,009)	(5,773)	(172,308)	(10,244)
Interest income	3,887	216	6,694	417
Net loss	$(36,122)	$(5,557)	$(165,614)	$(9,827)
Net loss per share, basic and diluted	$(0.60)	$(0.46)	$(2.97)	$(0.81)
Weighted-average shares outstanding, basic and diluted	59,936,703	12,197,801	55,740,543	12,190,182
Comprehensive loss:
Net loss	$(36,122)	$(5,557)	$(165,614)	$(9,827)
Unrealized loss on marketable securities	(2)	—	(20)	—
Comprehensive loss	$(36,124)	$(5,557)	$(165,634)	$(9,827)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOME, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2023	43,251,778	$4	$342,663	$22	$(222,807)	$119,882
Share-based compensation expense	—	—	2,159	—	—	2,159
Issuance of common stock under Zentalis License Agreement	2,298,586	—	23,388	—	—	23,388
Issuance of common stock under the Ayala Asset Purchase Agreement	2,175,489	—	50,645	—	—	50,645
Issuance of common stock for public offering, net of commissions and offering costs of $14,592	11,500,000	2	215,408	—	—	215,410
Exercise of stock options	125,704	—	171	—	—	171
Exercise of common stock warrants	342,686	—	3,427	—	—	3,427
Unrealized loss on marketable securities	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	(129,492)	(129,492)
Balance at March 31, 2024	59,694,243	6	637,861	4	(352,299)	285,572
Share-based compensation expense	—	—	3,227	—	—	3,227
Exercise of stock options	289,041	—	859	—	—	859
Exercise of common stock warrants	30,371	—	304	—	—	304
Unrealized loss on marketable securities	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(36,122)	(36,122)
Balance at June 30, 2024	60,013,655	$6	$642,251	$2	$(388,421)	$253,838

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	12,128,843	$1	$132,653	$(116,001)	$16,653
Share-based compensation expense	—	—	1,200	—	1,200
Issuance of common stock under ATM, net of $1 of issuance costs	5,925	—	34	—	34
Issuance of common stock	55,250	—	221	—	221
Vesting of restricted stock awards	4,166	—	24	—	24
Net loss	—	—	—	(4,270)	(4,270)
Balance at March 31, 2023	12,194,184	1	134,132	(120,271)	13,862
Share-based compensation expense	—	—	998	—	998
Vesting of restricted stock awards	6,249	—	35	—	35
Net loss	—	—	—	(5,557)	(5,557)
Balance at June 30, 2023	12,200,433	$1	$135,165	$(125,828)	$9,338

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOME, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(165,614)	$(9,827)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	706	195
Amortization of right-of-use asset	230	110
Accretion of discounts on marketable securities	(890)	—
Share-based compensation expense	5,386	2,257
Charge for purchase of in-process research and development assets	118,266	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	877	1,216
Accounts payable	2,364	1,276
Accrued expenses and other current liabilities	7,568	(33)
Deferred revenue	(3,393)	23,373
Operating lease liabilities	(67)	(62)
Net cash (used in) provided by operating activities	(34,567)	18,505
Cash flows from investing activities:
Purchases of in-process research and development assets	(41,723)	—
Purchases of marketable securities	(112,688)	—
Maturities of marketable securities	40,000	—
Purchases of property and equipment	(4,508)	(446)
Net cash used in investing activities	(118,919)	(446)
Cash flows from financing activities:
Proceeds from public offering	230,002	—
Payment of offering costs	(14,624)	—
Proceeds from exercise of stock options	1,030	—
Proceeds from exercise of common stock warrants	3,731	—
Proceeds from issuance of common stock under ATM, net	—	34
Net cash provided by financing activities	220,139	34
Net increase in cash and cash equivalents and restricted cash	66,653	18,093
Cash and cash equivalents and restricted cash at beginning of period	98,779	20,423
Cash and cash equivalents and restricted cash at end of period	$165,432	$38,516
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$165,332	$38,416
Restricted cash	100	100
Total cash, cash equivalents, and restricted cash	$165,432	$38,516

IMMUNOME, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock in exchange for in-process research and development assets	$74,033	$—
Net liabilities assumed from purchases of in-process research and development assets	$2,041	$—
Purchase of in-process research and development assets in accounts payable	$469	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$1,189	$—
Issuance of common stock to certain board of directors in lieu of accrued compensation	$—	$221
Offering costs in accounts payable and accrued expenses and other current liabilities	$204	$100
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	$1,236	$271

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOME, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of the business

Organization

Immunome, Inc., or the Company or Immunome, is a biotechnology company focused on the development of targeted oncology therapies. The Company believes that the pursuit of novel or underexplored targets will be central to the next generation of transformative therapies, and it is dedicated to developing targeted cancer therapies with first-in-class and best-in-class potential. The Company’s goal is to establish a broad pipeline of preclinical and clinical assets and develop these assets into approved products for commercialization. To support that goal, the Company invests heavily in both business development and internal discovery programs.

Immunome is advancing a pipeline comprising one clinical and two preclinical assets. The clinical asset is AL102, an investigational gamma secretase inhibitor, or GSI, currently under evaluation in a Phase 3 trial for the treatment of desmoid tumors. AL102 was acquired from Ayala Pharmaceuticals, Inc. on March 25, 2024. The preclinical assets are IM-1021, a receptor tyrosine kinase-like orphan receptor 1, or ROR1, antibody-drug conjugate, or ADC, and IM-3050, a fibroblast activation protein, or FAP, targeted radioligand therapy, or RLT.

On October 2, 2023, the Company completed its merger with Morphimmune Inc., or Morphimmune, a preclinical biotechnology company focused on developing targeted oncology therapies, and Morphimmune became a wholly owned subsidiary of Immunome.

Liquidity

The Company has incurred significant operating losses since inception and expects to continue to incur losses from operations for the foreseeable future as it pursues development of its therapeutic candidates and other programs. As of June 30, 2024, the Company had an accumulated deficit of $388.4 million, cash and cash equivalents of $165.3 million, and marketable securities of $113.0 million. The Company has not generated any product revenue to date and does not expect to generate product revenue until it successfully completes development and obtains regulatory approval for at least one of its product candidates.

Through June 30, 2024, the Company has funded its operations primarily through sales of equity securities and strategic partnerships and transactions as well as expense reimbursements from a government contract that ended in 2022. The Company expects that its existing cash, cash equivalents and marketable securities at June 30, 2024 are sufficient to fund its current and planned operating expenses and capital expenditures for at least 12 months from the filing date of this Quarterly Report on Form 10-Q. Beyond that date, the Company may need to raise additional capital through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements to achieve its longer-term business objectives.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the unaudited condensed consolidated financial statements and the accompanying notes. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates. The Company’s significant accounting estimates include, but are not necessarily limited to, revenue recognition, the estimated fair value of share-based awards, accrued research and development expenses and the fair value of acquired in-process research and development assets.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and marketable securities. The Company maintains deposits in a financial institution in excess of government insured limits. Management believes that the Company is not exposed to significant credit risk as the Company’s deposits are held at a financial institution that management believes to be of high credit quality and the Company has not experienced any losses on these deposits. Management also believes that the Company is not exposed to significant credit risk as it relates to marketable securities because the Company only invests in U.S government securities.

Restricted cash

Restricted cash represents collateral provided for a letter of credit issued as a security deposit in connection with one of the Company’s leased facilities. Cash will be released from restriction upon termination of the lease. Restricted cash was $0.1 million at both June 30, 2024 and December 31, 2023.

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

In addition to upfront consideration, acquisitions of assets may also include contingent consideration payments to be made for future milestone events or royalties on net sales of future products. The Company assesses whether such contingent consideration is subject to liability classification and fair value measurement or meets the definition of a derivative. Contingent consideration payments in an acquisition of assets not required to be accounted for as a liability at fair value are recognized when the contingency is resolved and the consideration is paid or becomes payable. Contingent consideration payments made prior to regulatory approval are expensed as incurred.

Research and development expenses

Research and development costs consist of costs incurred in performing research and development activities, including salaries and bonuses, share-based compensation, employee benefits, facilities costs, laboratory supplies, depreciation and amortization, preclinical and clinical development expenses, including manufacture and testing of clinical supplies, and amounts incurred under license agreements, consulting agreements and other contracted services. Research and development costs are expensed as incurred. Non-refundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized as prepaid expenses until the related goods are delivered or services are performed. Such payments are evaluated for current or long-term classification based on when such services are expected to be received.

The Company estimates preclinical, clinical trial, and other research and development expenses based on the services performed pursuant to contracts with research institutions, contract manufacturing organizations, and third-party service providers that conduct and manage preclinical studies and clinical trials and perform research services on its behalf. The Company records these costs of research and development activities based on the estimated services provided but not yet invoiced and includes these costs in accrued expenses and other current liabilities in the consolidated balance sheets and in research and development expense in the consolidated statements of operations.

The Company accrues these costs based on factors such as estimates of the work completed in accordance with agreements established with its third-party service providers, actual levels of patient enrollment and reported activities at clinical trial sites. The Company makes judgments and estimates in determining the accrued expenses balance. As actual costs become known, the Company adjusts its accrued expenses. The Company has not experienced any material differences between accrued costs and actual costs incurred. However, the status and timing of actual services performed may vary from the Company’s estimates, resulting in adjustments to expenses in future periods. Changes in these estimates that result in material changes to the Company’s accrued expenses could materially affect the Company’s results of operations.

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

As the Company was in a net loss position for the three and six months ended June 30, 2024 and 2023, diluted net loss per share is the same as basic net loss per share because the effects of potentially dilutive securities are antidilutive.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive (on an as-converted basis):

	June 30,
	2024	2023
Stock options outstanding	8,537,999	3,038,080
Common stock warrants	—	500,000
Unvested restricted stock awards	—	2,083
	8,537,999	3,540,163

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

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2024
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents:
Money market funds	1	$24,259	$—	$—	$24,259
U.S. treasury securities	2	139,183	1	(1)	139,183
Marketable securities:
U.S. treasury securities	2	113,019	3	(1)	113,021
Total financial assets		$276,461	$4	$(2)	$276,463

	December 31, 2023
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents:
Money market funds	1	$73,988	$—	$—	$73,988
U.S. treasury securities	2	22,993	—	—	22,993
Marketable securities:
U.S. treasury securities	2	39,441	22	—	39,463
Total financial assets		$136,422	$22	$—	$136,444

The Company’s marketable securities consist of U.S. treasury debt securities with a contractual maturity date of up to 6 months.

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

The Company determined the initial transaction price of the single performance obligation to be $30.0 million, as the variable consideration for additional R&D services, option exercise payments and development milestone payments are all subject to constraint at contract inception. At each reporting period, the Company will reevaluate the variable consideration subject to constraint and, if necessary, will adjust its estimate of the overall transaction price. For the sales-based royalties, the Company will recognize revenue when the related sales occur.

Revenue from the Collaboration Agreement will be recognized over the estimated performance of the R&D services using the cost-to-cost input method which the Company believes best depicts the transfer of control to the customer. Under the cost-to-cost input method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the performance obligation. The Company recognized collaboration revenue of $2.4 million and $4.3 million for the three months ended June 30, 2024 and 2023, respectively, and $3.4 million and $6.6 million for the six months ended June 30, 2024 and 2023, respectively.

The following table summarizes the change in deferred revenue (in thousands):

Six Months Ended June 30, 2024
Beginning balance	$15,982
Deferral of revenue	—
Recognition of revenue	(3,393)
Balance at the end of the period	$12,589

As of June 30, 2024, the Company expects to recognize the deferred revenue associated with the non-refundable upfront fee over the estimated research and development period of approximately 1.0 year.

5. Balance sheet components

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Research and development	$14,458	$1,794
Compensation and related benefits	2,353	2,734
Severance accruals	962	1,436
Professional services and consulting	1,415	1,019
Short-term operating lease liability	295	310
Other	781	732
Total accrued expenses and other current liabilities	$20,264	$8,025

6. Employee benefit plan

The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code, or the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company assumes all administrative costs of the 401(k) Plan and makes matching contributions as defined in the 401(k) Plan document. The Company made matching contributions to the 401(k) Plan of $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively, and $0.1 million for both the three and six months ended June 30, 2023.

7. Asset acquisitions

Atreca

On May 17, 2024, the Company and Atreca, Inc., or Atreca, completed an Asset Purchase Agreement, or the Atreca Purchase Agreement, initially entered into in December 2023, pursuant to which the Company acquired certain antibody-related assets and materials. No liabilities were assumed under the Atreca Purchase Agreement as of the acquisition date. The Company accounted for the transaction as an asset acquisition as substantially all of the fair value of the gross assets acquired was concentrated in a group of similar identifiable IPR&D assets. The total cost of the acquisition of $5.7 million, which consisted of an upfront payment of $5.5 million and direct transaction costs of $0.2 million, was immediately expensed in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 since the acquired IPR&D had no alternative future use.

Under the Atreca Purchase Agreement, the Company will be required to pay Atreca up to $7.0 million in the aggregate upon the achievement of certain clinical development milestone events. Any potential future milestone payment amounts will be accrued when the related contingency is resolved and the milestone consideration becomes payable.

Ayala Pharmaceuticals

On March 25, 2024, the Company and Ayala Pharmaceuticals, Inc., or Ayala, completed an Asset Purchase Agreement, or the Ayala Purchase Agreement, that was entered into in February 2024, pursuant to which the Company acquired Ayala’s AL101 and AL102 programs and assumed certain liabilities associated with the acquired assets. The upfront consideration included (i) payment of approximately $20.0 million in cash, and (ii) the issuance of 2,175,489 unregistered shares of the Company’s common stock at an aggregate fair value of $50.6 million on the acquisition date. The fair value of the shares issued to Ayala was based on the closing stock price of the Company’s common stock on March 25, 2024 of $24.00 per share less a discount of 3.0% related to unregistered share restrictions.

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

The consideration paid and the relative fair values of the assets acquired and liabilities assumed were as follows (in thousands):

Amount
Common stock issued to Ayala	$50,645
Upfront consideration paid to Ayala	20,039
Transaction costs	657
Consideration paid	$71,341

Assets acquired:
In-process research and development	$73,382
Other long-term assets	2,480
Total assets acquired	$75,862
Liabilities assumed:
Accrued expenses	$4,521
Total liabilities assumed	$4,521
Net assets acquired	$71,341

The cost attributable to the IPR&D was expensed in the Company’s condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2024 since the acquired IPR&D had no alternative future use.

Under the Ayala Purchase Agreement, the Company will be required to pay Ayala up to $37.5 million in the aggregate upon the achievement of certain development, regulatory and commercial milestone events. Any potential future milestone payment amounts will be accrued when the related contingency is resolved and the milestone consideration becomes payable.

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

The Company is required to pay BMS up to approximately $142.0 million in the aggregate upon the achievement of certain clinical development or regulatory milestones for AL101 and AL102 across multiple indications. In addition, the Company is required to pay BMS up to $50.0 million in the aggregate upon the achievement of certain commercial milestones for each BMS Licensed Product. Any potential future milestone payment amounts will be accrued when the related contingency is resolved and the milestone consideration becomes payable. BMS is also eligible to receive tiered royalties ranging from a high single-digit to a low teen percentage on annual worldwide net sales of any BMS Licensed Products. Royalty payments will be expensed in the period in which the underlying revenues are earned.

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

Zentalis Pharmaceuticals

On January 5, 2024, the Company entered into a license agreement with Zentalis Pharmaceuticals, Inc., or the Zentalis License Agreement, pursuant to which the Company received an exclusive, worldwide, royalty-bearing, sublicensable license under certain intellectual property relating to Zentalis’ proprietary antibody-drug conjugate, or ADC, platform technology, ROR1 antibodies and ADCs targeting ROR1 to exploit products covered by or incorporating the licensed intellectual property rights. Under the Zentalis License Agreement, the Company is required to use commercially reasonable efforts to develop an ADC targeting ROR1, two additional ADCs and commercialize any product that has received regulatory approval.

As upfront consideration for the license, the Company paid to Zentalis $15.0 million in cash and issued 2,298,586 unregistered shares of its common stock at an aggregate fair value of $23.4 million. The fair value of the common stock issued to Zentalis was based on the closing stock price of the Company’s common stock on January 5, 2024 of $11.12 per share less a discount of 8.5% related to unregistered share restrictions. The Company accounted for the transaction as an asset acquisition as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable IPR&D asset. The consideration paid to acquire the license and intellectual property rights, which included transaction costs of $0.2 million, was immediately recognized as IPR&D expense in the Company’s condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2024 since the acquired IPR&D had no alternative future use.

Under the Zentalis License Agreement, the Company is obligated to pay Zentalis an aggregate of up to $150.0 million in development and regulatory milestones for the first product containing an ADC targeting ROR1, or a ROR1 ADC Product, to achieve such milestones and commercial milestones on ROR1 ADC Products. The Company is also obligated to pay Zentalis mid-to-high single digit royalties on ROR1 ADC Products. In addition, the Company is obligated to pay Zentalis up to $25.0 million in development and regulatory milestones for the first product from each of the first five additional development programs using the licensed platform technology to generate products and mid-single digit royalties on products from each such program. Any potential future milestone payment amounts will be accrued when the related contingency is resolved and the milestone consideration becomes payable. The Company’s royalty payment obligation will commence, on a product-by-product and country-by-country basis, on the first commercial sale of such product in such country and will expire on the latest of (a) the 10-year anniversary of such first commercial sale for such product in such country, (b) the expiration of regulatory exclusivity for such product in such country, and (c) the expiration of the last-to-expire valid claim of a licensed patent covering such product in such country. Royalty payments will be expensed in the period in which the underlying revenues are earned.

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

Purdue Research Foundation

Upon closing of the Merger, the Company assumed certain license agreements that Morphimmune had entered into prior to the Merger. In January 2022, Morphimmune entered into a Master License Agreement, or the Purdue License Agreement, with Purdue Research Foundation, or PRF. Under the Purdue License Agreement, PRF granted Morphimmune a royalty-bearing, transferable, worldwide, exclusive license, sublicensable through multiple tiers, under certain intellectual property owned by PRF to research, develop, manufacture and commercialize the licensed products in all fields of use with limited exceptions.

Under the Purdue License Agreement, the Company is obligated to pay PRF a low single-digit royalty on gross receipts from the sale of licensed products, and beginning with the first sale of a licensed product, a tiered minimum annual royalty from the low to mid six-digit figure range less the unit royalties due for the annual period. In addition, the Company is obligated to pay PRF up to $3.8 million in the aggregate upon the achievement of specified development and commercialization milestones. The Company is also required to pay PRF an annual maintenance fee ranging from a low five-digit figure to a low six-digit figure prior to first sale of a licensed product and a low double-digit percentage of sublicense income received for sublicenses of licensed intellectual property, the percentage depending upon the timing of execution of the sublicense.

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

Other License Agreements

The Company has entered into various other license agreements to further discover, develop and commercialize certain technologies and treatments. Under the terms of these agreements, the Company may need to pay certain development, regulatory, and commercial milestones payments and royalties on product sales, if any. Any potential future milestone payment amounts will be accrued when the related contingency is resolved and the milestone consideration becomes payable. Royalty payments will be expensed in the period in which the underlying revenues are earned.

9. Leases

The Company currently leases approximately 29,000 square feet of office and laboratory space in Bothell, Washington, including 15,000 square feet of space that was added in May 2024 under an amended lease agreement, and approximately 11,000 square feet of office and laboratory space in Exton, Pennsylvania. The Bothell lease expires on January 31, 2029, and includes two five-year renewal options that are not included in the lease term as it is not reasonably certain that they will be exercised. The Exton lease expires on March 31, 2025.

Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30, 2024	December 31, 2023
Operating leases:
Operating lease right-of-use assets	$2,523	$1,564

Operating lease liabilities, current portion	$295	$310
Operating lease liabilities, net of current portion	2,477	1,340
Total operating lease liabilities	$2,772	$1,650

Operating lease liabilities, current portion is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

The Company recorded operating lease expense of $0.2 million and $0.3 million for the three and six months ended June 30, 2024, respectively, and $0.1 million for both the three and six months ended June 30, 2023. Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. The Company did not incur significant variable lease costs for the three and six months ended June 30, 2024 and 2023.

Other information related to the Company’s operating leases was as follows:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term (in years)	4.34	4.81
Weighted-average discount rate	9.0%	8.3%

Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash paid for operating lease liabilities	$154	$122

The Company’s future minimum lease payments were as follows as of June 30, 2024 (in thousands):

Years ending December 31,	Amount
2024 (represents remaining six months in 2024)	$327
2025	879
2026	841
2027	862
2028 and thereafter	958
Total lease payments	3,867
Less: Imputed interest	(727)
Less: Tenant improvement allowance not yet received	(368)
Present value of operating lease liabilities	$2,772

10. Common stock

Common stock

The holders of common stock are entitled to one vote for each share of common stock. The holders of common stock are entitled to receive dividends out of funds legally available if and when declared by the Company’s board of directors. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the holders of common stock are entitled to share ratably in the remaining assets of the Company available for distribution.

The Company has reserved the following shares of common stock for issuance, on an as-converted basis, as follows:

	June 30, 2024	December 31, 2023
Stock options issued and outstanding under the Plans	8,537,999	7,978,291
Common stock warrants outstanding	—	500,000
Remaining shares available for issuance under the Plans	5,110,126	4,250,303
Remaining shares available for issuance under the ESPP	906,251	473,733
Total reserved common stock	14,554,376	13,202,327

Follow-on public offering

In February 2024, the Company completed a follow-on public offering and issued 11,500,000 shares of its common stock at $20.00 per share, for net proceeds of $215.4 million, after deducting underwriting discounts and commissions and offering expenses.

2024 ATM Agreement

On May 14, 2024, the Company entered into an “at the market” sales agreement, or the 2024 ATM Agreement, with TD Securities (USA) LLC, or TD Cowen, as sales agent, pursuant to which the Company may offer and sell from time to time shares of its common stock having an aggregate offering price of up to $200.0 million, or the ATM Shares. The Company has agreed to pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from any ATM Shares sold through the 2024 ATM Agreement. No shares of common stock have been sold under the 2024 ATM Agreement as of June 30, 2024.

Warrants to acquire shares of common stock

The Company had 500,000 issued and outstanding common stock warrants as of December 31, 2023 with an exercise price of $10.00 per share and an expiration date of April 28, 2024. During the three and six months ended June 30, 2024, warrants to purchase 30,371 and 373,057 shares of common stock were exercised for proceeds of $0.3 million and $3.7 million, respectively. No warrants were exercised during the three and six months ended June 30, 2023. On April 28, 2024, the remaining 126,943 common stock warrants expired and no warrants were issued and outstanding as of June 30, 2024.

11. Share-based compensation

2020 Equity Incentive Plan

In September 2020, the Company adopted the 2020 Equity Incentive Plan, or the 2020 Plan, which supersedes all prior equity incentive plans. No further awards will be granted under the 2018 Equity Incentive Plan, or 2018 Plan. Awards forfeited, cancelled, or repurchased from the above plans are returned to the pool of shares of common stock available for issuance under the 2020 Plan. On January 1, 2024, the shares of common stock authorized for issuance under the 2020 Plan increased by 1,730,071 shares. As of June 30, 2024, there were 4,180,424 shares available for issuance under the 2020 Plan.

On October 2, 2023, the Morphimmune 2020 Equity Incentive Plan, or the Morphimmune Plan, was assumed by the Company in conjunction with the Merger (Note 7). There were 929,702 shares available for issuance under the Morphimmune Plan as of June 30, 2024.

Stock Options Granted for Chief Executive Officer

On June 28, 2023, Clay Siegall was granted 2,137,080 options to purchase shares of the Company’s common stock at an initial exercise price of $5.91 per share, or the Inducement Grant. The options vest over time during Dr. Siegall’s continued employment, which commenced on October 2, 2023, in connection with the closing of the Merger. 25% of the options granted vest after one year of employment with the Company, and the remaining 75% vest monthly over the 36 months immediately following the one-year anniversary. The Inducement Grant, the Morphimmune Plan and the 2020 Plan are collectively refered to as the Plans.

2020 Employee Stock Purchase Plan

The Company adopted the 2020 Employee Stock Purchase Plan, or ESPP, in September 2020. On January 1, 2024, the shares of common stock authorized for issuance under the ESPP increased by 432,518 shares. As of June 30, 2024, there were 906,251 shares available for issuance under the ESPP. No shares of common stock have been issued under the ESPP as of June 30, 2024.

Stock options

A summary of option activity under the Plans during the six months ended June 30, 2024 is as follows:

			Weighted
		Weighted	average	Aggregate
		average	remaining	Intrinsic
	Number of	exercise price	contractual	Value
	shares	per share	term (years)	(in thousands)
Outstanding at December 31, 2023	7,978,291	$6.15	8.62	$45,360
Granted	2,061,569	18.15
Exercised	(388,556)	3.25
Forfeited	(757,146)	8.43
Expired	(356,159)	16.34
Outstanding at June 30, 2024	8,537,999	$8.55	8.57	$46,218
Exercisable at June 30, 2024	2,743,701	$4.83	7.20	$23,098

Aggregate intrinsic value in the above table is calculated as the difference between the exercise price of the options and the Company’s fair value of its common stock as of period end.

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2024 and 2023 was $13.49 and $3.67 per share, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2024 was $5.9 million. No options were exercised during the six months ended June 30, 2023.

The weighted average assumptions used in the Black-Scholes option-pricing model for stock options granted were:

	Six Months Ended June 30,
	2024	2023
Expected volatility	86.1%	88.5%
Risk-free interest rate	4.2%	3.8%
Expected term (in years)	6.04	6.03
Expected dividend yield	—%	—%

Share-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$1,041	$427	$1,424	$857
General and administrative	2,186	606	3,962	1,400
Total share-based compensation expense	$3,227	$1,033	$5,386	$2,257

Unrecognized share-based compensation related to stock options was $43.7 million as of June 30, 2024 and is expected to be recognized over a weighted average period of 1.8 years.

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

Overview

We are a biotechnology company focused on the development of targeted oncology therapies. We believe that the pursuit of novel or underexplored targets will be central to the next generation of transformative therapies and we are dedicated to developing targeted cancer therapies with first-in-class and best-in-class potential. Our goal is to establish a broad pipeline of preclinical and clinical assets and develop these assets into approved products for commercialization. To support that goal, we pair business development activity with significant investment in our internal discovery programs.

We are advancing a pipeline comprising one clinical and two preclinical assets. The clinical asset is AL102, an investigational gamma secretase inhibitor, or GSI, currently under evaluation in a Phase 3 trial for the treatment of desmoid tumors. The preclinical assets are IM-1021, a receptor tyrosine kinase-like orphan receptor 1, or ROR1, antibody-drug conjugate, or ADC, and IM-3050, a fibroblast activation protein, or FAP, targeted radioligand therapy.

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

AL102 clinical activity was observed in two prior clinical trials that enrolled adult desmoid tumor patients. A Phase 1 dose-escalation clinical trial was conducted by Bristol-Myers Squibb, or BMS, in patients with solid tumors before the asset was licensed from BMS by Ayala. In this trial, one patient with desmoid fibromatosis was enrolled. This patient demonstrated tumor shrinkage of 16.5% while on study. Based on these data and responses demonstrated with other GSIs, Ayala designed a seamless Phase 2/3 study called RINGSIDE to specifically evaluate the activity of AL102 in patients with progressing desmoid tumors who required therapy. RINGSIDE Part A enrolled 42 patients at three different dosing regimens of AL102: 2 mg once a day for two days every week, 4 mg once a day for two days every week or 1.2 mg once a day daily. Overall, the ORR in evaluable patients as measured by RECIST v1.1 by an independent radiologist was 61% for all doses tested. The 1.2 mg daily dosing cohort had an ORR of 75% in the evaluable population. AL102 was well tolerated overall with a safety profile consistent with that reported with other GSIs. These data were reported at ESMO in 2023.

Based upon the clinical activity observed in RINGSIDE Part A at the dose of 1.2 mg given once daily, and following consultation with the U.S. Food and Drug Administration, or FDA, the Phase 3 randomized registration trial, RINGSIDE Part B (NCT04871282) was initiated by Ayala in November 2022. Enrollment was completed in February 2024.

RINGSIDE Part B is a registrational Phase 3, global, double-blind, randomized, placebo-controlled clinical trial, conducted at 61 clinical sites in North America, Europe, Asia and Australia. The study is evaluating the efficacy, safety and tolerability of AL102 compared to placebo in patients with progressing desmoid tumors. One hundred fifty-six patients with histologically confirmed desmoid tumors with progressive disease (defined as tumor growth of at least 20% within the past 12 months as measured by RECIST v1.1) were enrolled. Patients were either treatment-naïve with desmoid tumors not amenable to surgery or had refractory or recurrent disease after at least one line of therapy. Patients in the study were randomized to receive either AL102 at a dose of 1.2 mg given once daily or placebo and evaluated for tumor progression using RECIST v1.1. Patients who progress while on study are eligible to enter an open-label extension whereby they may receive AL102 at a dose of 1.2 mg once daily until disease progression or unacceptable toxicity. The primary endpoint of RINGSIDE Part B is progression free survival with secondary endpoints of ORR, duration of response and specific patient-reported outcomes.

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

Subject to obtaining an IND, our IM-1021 clinical strategy is designed to efficiently evaluate dose escalation in patients with solid tumors or lymphoma, followed by potential expansion of the solid tumor clinical program into targeted indications, which may include any or all of the following: non-small cell lung cancer, breast, prostate, pancreatic and gastric cancer, and potential expansion of the lymphoma program into diffuse large B-cell lymphoma, mantle cell lymphoma, or other indications that are deemed to be appropriate. Concurrent with the dose escalation and expansion studies, we plan to conduct non-clinical studies evaluating IM-1021 in combination with other therapies and to evaluate and develop potential companion diagnostics that could help identify patients most likely to respond to IM-1021. Our strategy is to pursue pivotal clinical studies in indications that have shown compelling clinical outcomes in earlier-stage trials, present significant commercial opportunities, have the potential for enhanced outcomes using a companion diagnostic and offer potential for accelerated approval. We expect to submit an IND for the IM-1021 program to the FDA in the first quarter of 2025.

IM-3050 (FAP Radioligand Therapy)

We are developing IM-3050, a FAP-targeted Lu-177 RLT development candidate for the treatment of solid tumors. FAP is expressed in approximately 75% of solid tumors. FAP is predominantly expressed by cancer-associated fibroblasts, the most common tumor stromal cell. IM-3050 is designed to deliver radioactive Lu-177 directly to FAP-expressing cells, where the “bystander” effect of the radiation may damage or kill nearby tumor cells. We believe this RLT approach could overcome the limitations, such as poor internalization and low expression on tumor cells, that make FAP an unsuitable target for ADCs.

IM-3050 has four functional domains: A small molecule FAP-specific ligand; a linker tuned to drive tumor-specific uptake; an albumin-binding domain to improve tumor retention; and a chelator to deliver the radionuclide.

      We expect to submit an IND for the IM-3050 program to the FDA in the first quarter of 2025.

Other Programs and Platforms

In addition to the already described current programs, we expect to continue to invest in discovery efforts intended to expand our pipeline. Additional ADC programs are a major focus of these efforts, but other modalities, including RLTs, merit consideration. In the context of ADCs, we believe that quality antibodies against novel or underexplored targets, whether generated by our proprietary platform or acquired through business development, are the starting point for differentiated therapies. By pairing these antibodies with linkers and payloads that are suitable for the biology of each target, we believe we can ultimately develop therapies that bring substantial benefit to patients. We expect to add several such candidates to our pipeline in the future. We may also choose to acquire additional clinical-stage programs.

Additionally, we plan to expand our intellectual property estate and the infrastructure needed to discover and advance our platform and programs. We may continue to in-license or acquire complementary intellectual property as needed or required and we may continue to build our know-how and trade secrets. As an example, we may design and evaluate proprietary ADC components with the potential for use across multiple programs. We believe that establishing a broad toolbox of ADC-related technologies supports the development of first-in-class or best-in-class oncology therapies.

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

In-process research and development expenses

Intangible assets acquired in an asset acquisition for use in research and development activities which have no alternative future use are expensed as in-process research and development, or IPR&D, expense on the acquisition date. IPR&D expenses for the six months ended June 30, 2024 primarily relate to the acquisition of our license pursuant to the Zentalis Agreement and the acquisition of certain assets from Ayala and Atreca.

Research and development expenses

Research and development expenses consist of costs incurred in performing research and development activities, which include:

●	personnel-related expenses, including salaries, bonuses, benefits and share-based compensation for employees engaged in research and development functions;

●	expenses incurred in connection with the advancement of our programs and development candidates, including under agreements with consultants, contractors, contract research organizations, or CROs, and other third-party vendors and suppliers;

●	expenses to conduct clinical trials including regulatory and quality assurance;

●	the cost of process development, validation, and the manufacturing of drug supplies for use in our preclinical studies and clinical trials;

●	laboratory supplies and research materials and other infrastructure-related expenses; and

●	facilities, depreciation and amortization and other expenses which include direct and allocated expenses.

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

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs, including share-based compensation for personnel in our executive, business development and administrative functions. General and administrative expenses also include legal fees relating to intellectual property and corporate matters, professional fees for accounting, auditing, tax and consulting services, insurance costs, travel, direct and allocated facility related expenses and other operating costs.

We anticipate that our general and administrative expenses will increase in the future to support increased and progressed research and development activities and to operate as a public company.

Interest income

Interest income consists of interest earned on our marketable securities and on our cash and cash equivalent balances held with financial institutions.

Results of operations

Comparison of the three months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
Collaboration revenue	$2,364	$4,263	$(1,899)
Operating expenses:
In-process research and development	6,312	—	6,312
Research and development(1)	29,083	5,716	23,367
General and administrative(1)	6,978	4,320	2,658
Total operating expenses	42,373	10,036	32,337
Loss from operations	(40,009)	(5,773)	(34,236)
Interest income	3,887	216	3,671
Net loss	$(36,122)	$(5,557)	$(30,565)

(1)	Amounts include non-cash share-based compensation expense as follows (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
Research and development	$1,041	$427	$614
General and administrative	2,186	606	1,580
Total share-based compensation expense	$3,227	$1,033	$2,194

Collaboration revenue

Collaboration revenue decreased by $1.9 million, from $4.3 million for the three months ended June 30, 2023 to $2.4 million for the three months ended June 30, 2024. The decrease was primarily due to a decrease in certain research and development activities allocated to AbbVie during the three months ended June 30, 2024 compared to the same period in 2023.

In-process research and development expenses

IPR&D expense for the three months ended June 30, 2024 primarily related to the write-off of IPR&D assets that were acquired from Atreca and determined to have no alternative future use. There was no IPR&D expense for the three months ended June 30, 2023.

Research and development expenses

Research and development expenses increased by $23.4 million, from $5.7 million for the three months ended June 30, 2023 to $29.1 million for the three months ended June 30, 2024.

We record direct research and development expenses, consisting principally of external costs, such as costs related to manufacturing, costs related to specific product development, and clinical trial costs including fees paid to investigators, consultants, central laboratories and CROs, to specific product development and clinical programs. We do not allocate costs related to purchasing laboratory materials, employee-related costs and costs associated with our facility expenses, including depreciation or other indirect costs, to specific product candidates and clinical programs because these costs support multiple product programs.

The table below shows our research and development expenses incurred with respect to each active program.

	Three Months Ended June 30,
	2024	2023	Change
AL102 (1)	$4,526	$—	$4,526
Preclinical programs (2)	11,124	1,152	9,972
Other research and development activities (3)	7,949	1,949	6,000
Indirect research and development (4)	5,484	2,615	2,869
Total	$29,083	$5,716	$23,367

(1)	The increase for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was due to clinical trial activities related to AL102.

(2)

The increase for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was due primarily to increased outsourced research and manufacturing activities pertaining to IM-1021 and IM-3050.

(3)	The increase for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was due primarily to increased ADC discovery activities.

(4)

The increase for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was due primarily to an increase in personnel and personnel-related costs associated with supporting a larger development pipeline and performing increased discovery work.

General and administrative expenses

General and administrative expenses increased by $2.7 million, from $4.3 million for the three months ended June 30, 2023 to $7.0 million for the three months ended June 30, 2024. The increase was primarily a result of a $2.6 million increase in personnel-related costs from an increase in headcount, including a $1.6 million increase in share-based compensation.

Interest income

Interest income increased by $3.7 million from $0.2 million for the three months ended June 30, 2023 to $3.9 million for the three months ended June 30, 2024. The increase was primarily a result of increased interest rates and higher cash and cash equivalent and marketable security balances.

Comparison of the six months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Collaboration revenue	$3,393	$6,627	$(3,234)
Operating expenses:
In-process research and development	118,266	—	118,266
Research and development(1)	44,452	9,629	34,823
General and administrative(1)	12,983	7,242	5,741
Total operating expenses	175,701	16,871	158,830
Loss from operations	(172,308)	(10,244)	(162,064)
Interest income	6,694	417	6,277
Net loss	$(165,614)	$(9,827)	$(155,787)

(1)	Amounts include non-cash share-based compensation expense as follows (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Research and development	$1,424	$857	$567
General and administrative	3,962	1,400	2,562
Total share-based compensation expense	$5,386	$2,257	$3,129

Collaboration revenue

Collaboration revenue decreased by $3.2 million, from $6.6 million for the six months ended June 30, 2023 to $3.4 million for the six months ended June 30, 2024. The decrease was primarily due to a decrease in certain research and development activities allocated to AbbVie during the six months ended June 30, 2024 compared to the same period in 2023.

In-process research and development expenses

IPR&D expense for the six months ended June 30, 2024 primarily related to the write-off of IPR&D assets that were acquired from Zentalis, Ayala and Atreca and determined to have no alternative future use. There was no IPR&D expense for the six months ended June 30, 2023.

Research and development expenses

Research and development expenses increased by $34.8 million, from $9.6 million for the six months ended June 30, 2023 to $44.5 million for the six months ended June 30, 2024.

The table below shows our research and development expenses incurred with respect to each active program.

	Six Months Ended June 30,
	2024	2023	Change
AL102 (1)	$4,776	$—	$4,776
Preclinical programs (2)	16,162	1,576	14,586
Other research and development activities (3)	13,902	3,164	10,738
Indirect research and development (4)	9,612	4,889	4,723
Total	$44,452	$9,629	$34,823

(1)	The increase for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was due to clinical trial activities related to AL102, which was acquired from Ayala in March 2024.

(2)

The increase for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was due primarily to increased outsourced research and manufacturing activities pertaining to IM-1021 and IM-3050.

(3)	The increase for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was due primarily to increased ADC discovery activities.

(4)

The increase for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was due primarily to an increase in personnel and personnel-related costs associated with supporting a larger development pipeline and performing increased discovery work.

General and administrative expenses

General and administrative expenses increased by $5.7 million, from $7.2 million for the six months ended June 30, 2023 to $13.0 million for the six months ended June 30, 2024. The increase was primarily a result of a $4.3 million increase in personnel-related costs from an increase in headcount, including a $2.6 million increase in share-based compensation. In addition, fees related to accounting, legal and patent fees and other overhead related costs increased by $1.4 million.

Interest income

Interest income increased by $6.3 million from $0.4 million for the six months ended June 30, 2023 to $6.7 million for the six months ended June 30, 2024. The increase was primarily a result of increased interest rates and higher cash and cash equivalent and marketable security balances.

Liquidity and capital resources

Sources of liquidity

Since our inception in 2006, we have devoted substantially all our resources to research and development, raising capital, building our management team, building our intellectual property portfolio and entering and executing on collaborations and strategic transactions. To date, we have financed our operations primarily through sales of our equity securities, collaboration arrangements, strategic partnerships and transactions and to a lesser extent, through expense reimbursements received from a governmental contract that ended in 2022.

To date, we have not generated any revenue from commercial sale of products and do not expect to generate revenue from commercial sales for the foreseeable future. Since inception, we have incurred significant operating losses and negative cash flows from operations. Our net losses were $36.1 million and $5.6 million for the three months ended June 30, 2024 and 2023, respectively, and $165.6 million and $9.8 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had cash, cash equivalents and marketable securities of $278.4 million and an accumulated deficit of $388.4 million.

In February 2024, we completed a follow-on public offering and issued 11,500,000 shares of our common stock at $20.00 per share for net proceeds of $215.4 million, after deducting underwriting discounts and commissions and offering expenses payable by us, or the 2024 Financing.

In May 2024, we entered into an “at the market” sales agreement, or the 2024 ATM Agreement, with TD Securities (USA) LLC, or TD Cowen, as sales agent, pursuant to which we may offer and sell from time to time shares of our common stock having an aggregate offering price of up to $200.0 million, or the ATM Shares. We have agreed to pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from any ATM Shares sold through the 2024 ATM Agreement. We have not yet sold any ATM Shares under the 2024 ATM Agreement.

Cash flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash (used in) provided by operating activities	$(34,567)	$18,505
Cash used in investing activities	(118,919)	(446)
Cash provided by financing activities	220,139	34
Net increase in cash and cash equivalents and restricted cash	$66,653	$18,093

Operating activities

Net cash used in operating activities for the six months ended June 30, 2024 was $34.6 million, consisting primarily of our net loss of $165.6 million, partially offset by noncash charges of $123.7 million and a net change in operating assets and liabilities of $7.3 million. The noncash charges primarily consisted of $118.3 million of in-process research and development assets acquired without alternative future use and $5.4 million of share-based compensation. The change in operating assets and liabilities primarily consisted of an increase in accrued expenses and other current liabilities of $7.6 million, an increase in accounts payable of $2.4 million and a decrease in prepaid expenses and other assets of $0.9 million, partially offset by a decrease in deferred revenue of $3.4 million.

Net cash provided by operating activities for the six months ended June 30, 2023 was $18.5 million, consisting primarily of our net loss of $9.8 million, partially offset by noncash charges of $2.6 million and a net change in operating assets and liabilities of $25.8 million. The noncash charges primarily consisted of $2.3 million of share-based compensation expense. The change in operating assets and liabilities primarily consisted of an increase in deferred revenue of $23.4 million, an increase in accounts payable of $1.3 million and a decrease in prepaid expenses and other assets of $1.2 million.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2024 was $118.9 million, consisting primarily of $112.7 million of purchases of marketable securities, $41.7 million of purchases of IPR&D assets and $4.5 million of purchases of property and equipment, partially offset by $40.0 million from maturities of marketable securities.

Net cash used in investing activities for the six months ended June 30, 2023 was $0.4 million, consisting of purchases of property and equipment.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2024 was $220.1 million, consisting of gross proceeds of $230.0 million from the 2024 Financing and $4.8 million from the exercise of options and common stock warrants, partially offset by offering costs of $14.6 million from our 2024 Financing and 2024 ATM Agreement.

Net cash provided by financing activities for the six months ended June 30, 2023 was $34,000, consisting of net proceeds from the sales of common stock under our prior ATM sales agreement that we terminated in November 2023.

Funding requirements

We expect our expenses to increase substantially in connection with our ongoing and future activities, particularly as we advance and expand our clinical development of AL102, seek regulatory approval for AL102, continue the preclinical and potential clinical development of IM-1021 and IM-3050 and any other future product candidates, and continue to pursue our business development strategy. We expect that our primary uses of capital will be for clinical development services, non-clinical research, strategic transactions, manufacturing, legal and other regulatory compliance expenses, compensation and related expenses, risk management and general overhead costs.

We expect that our existing cash, cash equivalents and marketable securities as of June 30, 2024 will enable us to fund our current and planned operating expenses and capital expenditures for at least 12 months from the filing date of this Quarterly Report on Form 10-Q. We will need additional financing to support our continuing operations and pursue our research and development strategy. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our programs and development candidates.

Our future funding requirements will depend on many factors including:

●	the extent to which we acquire or in-license products, intellectual property and other technologies and the terms on which we acquire or in-license those assets;
●	the scope, progress, results and costs of discovery, preclinical development, manufacturing and clinical trials for programs and development candidates that we currently own and those that we may acquire rights to in the future;
●	the costs of continuing to operate and advance our discovery and ADC platforms;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims and the success of our intellectual property portfolio;
●	the costs, timing and outcome of regulatory review of the programs and development candidates we may develop;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, distribution, coverage and reimbursement for any programs or development candidates for which we receive regulatory approval;
●	the success of our existing and any future license agreements, collaborations and other strategic transactions and the achievement of milestones or occurrence of other developments that trigger payments to or from us under any such agreements and transactions; and
●	the costs of operating as a public company.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, including pursuant to the 2024 ATM Agreement, debt financings, collaborations, strategic alliances and licensing arrangements. As a result of the war between Russia and Ukraine, conflict in the Middle East, bank failures, inflationary pressures on the economy and monetary policy responses taken by government agencies and other macroeconomic and political factors, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth and uncertainty about economic stability. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. To the extent that we raise additional capital through the sale of equity, including pursuant to the 2024 ATM Agreement, or convertible debt securities, the ownership interest of any purchaser will be or could be diluted and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market programs and development candidates that we would otherwise prefer to develop and market ourselves. If we cannot obtain the necessary funding to support these activities on favorable terms, or at all, we will need to delay, scale back or eliminate some or all of our research and development programs, including our clinical and preclinical development of our product candidates.

Contractual obligations and contingencies

We have no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancelable, purchase order basis. Our expected material cash requirements do not include potential contingent payments that we may be required to pay upon the achievement of development, regulatory or commercial milestones pursuant to asset acquisitions and license agreements to which we are a party, nor do they include potential contingent payments upon the achievement of development, regulatory and commercial milestones or royalty payments that we may be required to make under license agreements we have entered into or may enter into with various entities pursuant to which we have in-licensed certain intellectual property. For further details on the potential contingent payments related to asset acquisitions and license agreements, see Notes 7 and 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical accounting policies and estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

While our significant accounting policies are described in Note 2 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q, we believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations.

Research and development expenses and accruals

Research and development costs consist of costs incurred in performing research and development activities, including salaries and bonuses, share-based compensation, employee benefits, facilities costs, laboratory supplies, depreciation and amortization, preclinical and clinical development expenses, including manufacture and testing of clinical supplies, and amounts incurred under license agreements, consulting agreements and other contracted services. Research and development costs are expensed as incurred.

As part of preparing our financial statements, we are required to estimate and accrue expenses. We estimate preclinical, clinical trial and other research and development expenses based on the services performed pursuant to contracts with research institutions, contract manufacturing organizations and third-party service providers that conduct and manage preclinical studies and clinical trials and perform research services on our behalf. We record these costs of research and development activities based upon the estimated services provided but not yet invoiced and include these costs in accrued expenses and other current liabilities in our consolidated balance sheets and in research and development expense in our consolidated statements of operations. We make significant judgments and estimates in determining the accrued balance in each reporting period. As actual costs become known, we adjust our accrued estimates. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed may vary from our estimates and could result in us reporting amounts that are too high or too low in any particular period. Our accrued expenses are dependent, in part, upon the receipt of timely and accurate reporting from external third-party service providers. Amounts ultimately incurred in relation to amounts accrued for these services at a reporting date may be substantially higher or lower than our estimates.

We execute all our clinical trials with support from CROs and other vendors and we accrue costs for clinical trial activities performed by these third parties based upon the estimated amount of work completed on each trial. The significant factors used in estimating accruals include the number of patients enrolled, the activities to be performed for each patient, the number of active clinical sites, and the duration for which the patients will be enrolled in the trial. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence with CROs and review of contractual terms. We base our estimates on the best information available at the time. However, additional information may become available to us, which may allow us to make a more accurate estimate in future periods. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates.

Other than research and development expenses and accruals as disclosed above, there have been no material changes in our critical accounting policies and estimates from those disclosed in our Form 10-K for the fiscal year ended December 31, 2023. For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical accounting policies and significant judgments” in Part II, Item 7 of our Form 10-K for the fiscal year ended December 31, 2023.

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

We may take advantage of these exemptions until the last day of the fiscal year following the fifth anniversary of our initial public offering or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company earlier if we have more than $1.235 billion in annual revenue during our most recently completed fiscal year, we have more than $700.0 million in market value of our stock held by non-affiliates as of the last business day of our most recently completed second fiscal quarter, or we issue more than $1.0 billion of non-convertible debt securities over a three-year period. For so long as we remain an emerging growth company, we are permitted, and intend, to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. We may choose to take advantage of some, but not all, of the available exemptions. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company. Therefore, the reported results of operations contained in our financial statements may not be directly comparable to those of other public companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information under this item is not required to be provided by smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to ensure the timely disclosure of required information in our SEC filings.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

●	We are a biopharmaceutical company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.
●	We have a limited operating history, which may make it difficult to evaluate our drug development capabilities and predict our future performance.
●	We have not yet demonstrated successful completion of clinical development, submitted a New Drug Application, obtained FDA approval for marketing, or successfully commercialized a drug product, and we may be unable to do so. Furthermore, AL102, which we recently acquired, is currently in Phase 3 development, but such acquisition and prior clinical success is not indicative of our ability to obtain new drug application, or NDA, approval or successfully commercialize AL102.
●	We may not be successful in our efforts to use and expand our discovery and ADC platforms to build and progress a pipeline.
●	We may be unable to advance any of our development candidates into and through clinical development, obtain regulatory approvals and ultimately commercialize them, or we could experience significant delays in doing so.
●	We may pursue particular programs or development candidates over others; these decisions may prove to be wrong and may adversely impact our business.
●	We may fail to realize the business benefits anticipated as a result of completed or pending strategic transactions.
●	Clinical trials are expensive, time-consuming and difficult to design and implement.
●	If we or others identify undesirable side effects caused by a development candidate undergoing clinical trials, our ability to market and derive revenue from the program or development candidate could be compromised.
●	If third parties on which we intend to rely to conduct our current and future preclinical and clinical studies do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our programs could be delayed with material and adverse impacts on our business and financial condition.
●	Because we may rely on third parties for manufacturing, supply and testing, some of which may be sole source vendors, for preclinical and clinical development materials and commercial supplies, our supply may become limited or interrupted or may not be of satisfactory quantity or quality.
●	It is difficult and costly to protect our intellectual property and our proprietary technologies, and we may not be able to ensure their protection.
●	Others may challenge inventorship or claim an ownership interest in our intellectual property which could expose us to litigation and have a significant adverse effect on our prospects.

●	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
●	The market price of our common stock is expected to be volatile, and purchasers of our common stock could incur substantial losses.

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

Risks Related to Our Business

We are a biopharmaceutical company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.*

We are a biotechnology company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, raising capital, pursuing strategic transactions, building our management team and building our intellectual property portfolio, and we have incurred significant operating losses. As of June 30, 2024, we had an accumulated deficit of $388.4 million. Our net loss for the year ended December 31, 2023 was $106.8 million and $165.6 million for the six months ended June 30, 2024. To date, we have not generated any revenue from product sales, and we have not identified or sought or obtained regulatory approval for the marketing or sale of any product. Furthermore, we may not generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development activities and the regulatory approval process for our development candidates.

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

We have not yet demonstrated successful completion of clinical development, submitted a New Drug Application, obtained FDA approval for marketing, or successfully commercialized a drug product, and we may be unable to do so. Furthermore, AL102, which we recently acquired, is currently in Phase 3 development, but such acquisition and prior clinical success is not indicative of our ability to obtain new drug application, or NDA, approval or successfully commercialize AL102.*

As an organization, we have not yet demonstrated an ability to successfully complete clinical development, obtain regulatory approvals, manufacture a commercial-scale product, conduct sales and marketing activities necessary for successful commercialization, or arrange for a third party to do any of the foregoing on our behalf. Prior to obtaining approval to commercialize a product candidate in the United States or elsewhere, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. In 2022, we advanced IMM-BCP-01 into Phase 1 clinical trials for the treatment of SARS-CoV-2, but we since decided to cease further development of IMM-BCP-01. As such, AL102 is currently our only clinical trial candidate. We acquired this asset and have not yet conducted or completed any clinical trials for any of our other current development candidates. We also have limited experience as a company in preparing and submitting marketing applications and have not previously submitted an NDA or other comparable foreign regulatory submission for any product candidate. In addition, we have had limited interactions with the FDA or other comparable foreign regulatory authorities and cannot be certain how many additional clinical trials of our development candidates will be required or how such additional trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to submission of an application for and obtaining regulatory approval of any of our development candidates. Notably, AL102's prior development was not conducted by us. As a result, our assumptions about AL102's development potential are based in large part on the data generated from clinical trials conducted by Ayala and we may observe materially and adversely different results in ongoing or future clinical trials. In addition, results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for AL102 is promising, compliance or data integrity issues may later arise and even if not, the data may not be sufficient to support approval by the FDA or comparable foreign regulatory authorities. Marketing approval of AL102 or any other applications that we may submit may be delayed by several years or may require us to expend significantly more resources than we have available.

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

Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities as of June 30, 2024 will enable us to fund our current and planned operating expenses and capital expenditures for at least 12 months from the filing date of this Quarterly Report on Form 10-Q. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of biotechnology products is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

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

We may be unable to advance any of our development candidates into and through clinical development, obtain regulatory approvals and ultimately commercialize them, or we could experience significant delays in doing so.*

Some of our candidates are in the early stages of development efforts and we will need to continue to progress our development candidates through preclinical studies and submit INDs to the FDA or appropriate regulatory documents to applicable foreign authorities prior to initiating their clinical development. Additionally, we acquired AL102, a Phase 3 clinical asset, which requires additional clinical data before we can submit an NDA to the FDA and other applicable foreign authorities before we can receive regulatory approval, if at all. We have no products on the market that have gained regulatory approval. Our ability to generate revenue and achieve and sustain profitability depends on our ability to continue to identify programs and nominate development candidates, advance them into preclinical and clinical development and obtain regulatory approvals for and successfully commercializing them, either alone or through a collaboration.

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

We anticipate submitting INDs for IM-1021 and IM-3050 in the first quarter of 2025. However, there can be no assurance that we will be able to do so as anticipated or that we will not face regulatory or other hurdles, including the requirement to provide additional data.

If we do not advance IM-1021 or IM-3050 to IND as anticipated, or if the FDA does not accept or delays our IND submission or puts a submission on hold, we may incur significant delays and expense identifying another development candidate, if any. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays, and difficulties frequently encountered by biotechnology companies such as ours.

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

We may pursue particular programs or development candidates over others; these decisions may prove to be wrong and may adversely impact our business.*

In the natural course of progressing our development candidates, we may make decisions about prioritization that may prove to be incorrect. In addition, because we have limited financial and other resources, we may be limited in our ability to pursue all potential development candidates of interest, including IM-1021, IM-3050 and AL102, even if we would otherwise choose to do so if these limitations did not exist. For these reasons, we may fail to capitalize on viable opportunities. If we do not accurately evaluate the commercial potential or target market for a program or development candidate, we may relinquish valuable rights to it through partnership, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

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

Lutetium-177 (177Lu), or Lu-177, oncology therapy is relatively new; only two Lu-177 therapies have been approved in the United States or the European Union and only a limited number of clinical trials of products based on Lu-177 therapies have commenced. As such, it is difficult to accurately predict the developmental challenges we may incur in advancing IM-3050 through candidate nomination, preclinical studies and clinical trials, if at all. The IM-3050 program is subject to risks described above as well as others that may include:

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

We do not know whether planned preclinical studies and clinical trials will be completed on schedule or at all, or whether planned clinical trials will begin on time, need to be redesigned, enroll participants on time or be completed on schedule, if at all. Our development programs may be delayed for a variety of reasons, including delays related to:

●	inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation of clinical trials;
●	delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for clinical trials;
●	delays in developing suitable assays for screening participants for eligibility for trials with respect to certain development candidates;
●	delays in reaching agreement with the FDA, European Medicines Agency or other regulatory authorities as to the design or implementation of our clinical trials;
●	reaching agreement on acceptable terms with prospective CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
●	obtaining institutional review board, or IRB, approval at each clinical trial site;
●	recruiting suitable participants to participate in a clinical trial and having participants complete a clinical trial or return for post-treatment follow-up;
●	clinical trial sites, CROs or other third parties deviating from trial protocol or dropping out of a trial;
●	failure to perform in accordance with the FDA’s good clinical practice, or GCP, requirements, or applicable regulatory guidelines in other countries;
●	any unresolved ethical issues associated with enrolling patients in clinical trials in lieu of prescribing existing treatments that have established safety and efficacy profiles;
●	addressing participant safety concerns that arise during the course of a trial, including occurrence of adverse events that are viewed to outweigh potential benefits;
●	external factors such as an epidemic or pandemic which prevent execution of the study(ies) or recruitment of subjects to a trial or trials; or

●	having inadequate supply or quality of components or materials or other supplies necessary for the conduct of our preclinical studies or clinical trials.

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

If we encounter difficulties enrolling participants in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.*

We may not be able to initiate or continue clinical trials for our programs or development candidates if we are unable to locate and enroll a sufficient number of eligible participants to participate in these trials as required by the FDA or other regulatory authorities. The enrollment of participants depends on many factors, including:

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

In addition, our future clinical trials will compete with other clinical trials for development candidates that are in the same therapeutic areas as those being pursued by us, and this competition will reduce the number and types of participants available to us, because some participants who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of participants who are available for our clinical trials at such clinical trial sites. Additionally, because we anticipate that some of our oncology clinical trials will be in patients with advanced solid tumors or lymphomas, the patients are typically in the late stages of the disease and may experience disease progression or adverse events independent from our development candidates, making them unevaluable for purposes of the trial and requiring additional enrollment. Delays in enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our pipeline.

We may experience delays in completion of our clinical trials based on study design.*

The clinical trial for AL102, RINGSIDE Part B is an event-driven study, which means that the study can end only when a certain pre-specified number of events have occurred.  It is not possible to predict accurately when the requisite events will occur and, given this inherent uncertainty, there can be no assurance that timing for completion of the study and reporting of data will be achieved as and when anticipated by the Company.  Any delays in our clinical programs could significantly harm our business, financial condition and prospects.

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

 With respect to AL102, we expect to compete with companies advancing treatments for desmoid tumors, including SpringWorks Therapeutics, Inc. In November 2023, Springworks received FDA approval for its oral gamma secretase inhibitor, OGSIVEO® (nirogacestat), for the treatment of adult patients with progressing tumors who require systemic treatment. Desmoid tumors treatments also include surgery, hormonal therapy, cryotherapy, targeted therapy and chemotherapy.

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

If there were no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups.  Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Regulators in the United States are also increasingly scrutinizing certain personal data transfers and have and may further impose personal data localization requirements or restrictions on cross-border personal data transfers.

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

 Further, among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Starting in 2023, the Centers for Medicare & Medicaid Services, or CMS, began to implement the program in which a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting in payment year 2026, CMS will begin to reimburse negotiated drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. On August 29, 2023, the list of the first 10 drugs that will be subject to price negotiations was published, although the Medicare drug price negotiation program is currently subject to legal challenges. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has and will continue to issue and update guidance as these programs are implemented. The IRA permits the U.S. Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. It is unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry.

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

Risks Related to Manufacturing, Commercialization and Reliance on Third Parties

If we choose to continue to pursue collaborations and other strategic transactions, we may not be able to enter into such transactions on acceptable terms, if at all, which could adversely affect our development and commercialization activities, impact our cash position, increase our expenses, and present significant distractions to our management.*

We have, and may continue to consider and engage in strategic transactions,  asset purchases, collaborations, joint ventures and out- or in-licensing. The competition for partners is intense, and the negotiation process is time-consuming and complex. If we desire to enter into strategic transactions but are not able to do so, we may not have access to the required liquidity or expertise to further develop our development candidates and our discovery and ADC platforms. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. We may acquire additional technologies and assets, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business, but we may not be able to realize the benefit of acquiring such assets. Conversely, any new collaboration that we do enter into may be on terms that are not optimal for us. These transactions would entail numerous operational and financial risks, including:

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

While we have implemented security measures designed to protect against and recover from security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information security systems (such as our hardware and/or software, including that of third parties with whom we work), but we may not be able to detect, mitigate, and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities.

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

Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal information); litigation (including class claims) and mass arbitration demands; indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); disputes with physicians and other healthcare providers, clinical trial participants and our partners; increases in operating expenses; expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows.

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

Our current laboratory operations are concentrated in two locations, and we or the third parties upon whom we depend may be adversely affected by natural or other disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

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

Risks Related to Our Intellectual Property

It is difficult and costly to protect our intellectual property and our proprietary technologies, and we may not be able to ensure their protection.*

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

If we fail to comply with our obligations under any license, collaboration or other intellectual property-related agreements, we may be required to pay damages and could lose intellectual property rights that may be necessary for developing, commercializing and protecting our current or future targeted therapeutics, or we could lose certain rights to grant sublicenses.*

We are reliant upon in-licenses to certain patent rights and proprietary technologies from third parties that are or may become important or necessary to our discovery and ADC platforms or targeted therapeutics pipeline.

Our current license agreements impose, and any future license agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution, and enforcement or other obligations on us. In addition, certain of our license agreements require us to bear the costs of filing and maintaining patent applications. If we are in breach of our license agreements, we may be required to pay damages and the licensor may have the right to terminate the license. Termination of any of our license agreements could result in a material adverse effect on our ability to use our discovery and ADC platforms and/or targeted therapeutics and our ability to develop, manufacture, and sell products that are discovered using or are otherwise covered by technology licensed under those agreements, or could enable a competitor to gain access to the licensed technology.

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

Others may challenge inventorship or claim an ownership interest in our intellectual property which could expose us to litigation and have a significant adverse effect on our prospects.*

Determinations of inventorship can be subjective. While we undertake to accurately identify correct inventorship of inventions made on our behalf by our employees, consultants and contractors, an employee, consultant or contractor may disagree with our determination of inventorship and assert a claim of inventorship. Any disagreement over inventorship could result in our being forced to defend our determination of inventorship in a legal action which could result in substantial costs and be a distraction to our senior management and scientific personnel.

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

We may be subject to claims by third parties that we or our employees or consultants have wrongfully used or disclosed their alleged trade secrets or other proprietary information.*

Many of our current or former employees or consultants and our licensors’ current or former employees or consultants, including our senior management, were previously employed at universities or biotechnology or biopharmaceutical companies, including some which may be competitors or potential competitors. Although we take commercially reasonable steps to ensure that our employees and consultants do not use the proprietary information, know-how or trade secrets of others in their work for us, including incorporating such intellectual property into our platforms and programs, we may be subject to claims that we or these employees or consultants have misappropriated the intellectual property of a third party or breached other obligations to. Litigation or arbitration may be necessary to defend against these claims.

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

The completed transaction involved the merger of two companies which previously operated as independent companies. We will be required to devote significant management attention and resources to integrating our business practices and operations with those of Morphimmune in order to effectively realize synergies as a combined company, including leveraging anticipated synergies across technology platforms. Potential difficulties we may encounter in the integration process include the following:

●	the inability to successfully combine the two businesses in a manner that permits us to realize the technology platform synergies anticipated to result from the Merger, which would result in the anticipated benefits of the Merger not being realized in the time frame currently anticipated or at all;
●	the complexities associated with managing the larger combined businesses and integrating personnel from the two companies, while at the same time attempting to (i) continue pursuing preclinical and clinical development of existing development candidates, (ii) researching and developing new development candidates based on each company’s respective platforms, and (iii) identifying and pursuing other potential strategic transactions or collaborations;
●	the additional complexities of combining two companies with different histories, operating structures and technology foundations;
●	the complexities associated with and integration issues relating to reconstituting our board of directors and changing our management team;
●	the failure to successfully manage relationships with the combined supplier and vendor bases of the two companies;
●	the failure to retain key employees of either of the two companies;
●	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Merger; and

●	performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention caused by completing the Merger and integrating the companies’ operations.

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

 As of June 30, 2024, we had 78 full-time employees. The continued operation of our business and execution of our plans will require material additional staffing within the next twelve months. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to advance our discovery and ADC platforms, develop our programs or development candidates or run our operations or to accomplish our objectives.

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

The market price of our common stock is expected to be volatile, and purchasers of our common stock could incur substantial losses.*

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of biotechnology, early-stage pharmaceutical and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	our ability to successfully develop and obtain regulatory approvals for our development candidates, and delays or failures to obtain such approvals;
●	failure of any of our development candidates, if approved, to achieve commercial success;
●	failure by us to maintain our existing third-party license and supply agreements;
●	failure by us or our licensors to prosecute, maintain, or enforce our intellectual property rights;
●	changes in laws or regulations applicable to our development candidates;
●	any inability to obtain adequate supply of our development candidates or the inability to do so at acceptable prices;

●	adverse regulatory authority decisions;
●	introduction of new products, services or technologies by our competitors;
●	failure to meet or exceed any projections we may provide to the public;
●	failure to meet or exceed the financial and development projections of the investment community;
●	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
●	the effects of the Merger and our financing transactions, which materially increase our public float;
●	announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
●	additions or departures of key personnel;
●	significant lawsuits, including patent or stockholder litigation;
●	if securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our business and stock;
●	changes in the market valuations of similar companies;
●	general market or macroeconomic conditions;
●	sales of our common stock by us, including pursuant to the 2024 ATM Agreement, or our stockholders in the future;
●	trading volume of our common stock;
●	failure to maintain compliance with the listing requirements of The Nasdaq Capital Market;
●	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;
●	adverse publicity generally, including with respect to other products and potential products in such markets;
●	the introduction of technological innovations or new therapies that compete with our potential products;
●	changes in the structure of healthcare payment systems; and
●	period-to-period fluctuations in our financial results.

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

We issued 2,298,586 shares to Zentalis in connection with the Zentalis License Agreement and 2,175,489 shares to Ayala in connection with the Ayala Asset Purchase Agreement, both of which are registered for resale on a Form S-3 filed with the SEC in April 2024. The shares issued to Zentalis and Ayala are subject a to (i) a six-month lock-up with respect to half of the shares and (ii) an orderly market disposition. Notwithstanding these contractual protections, any sales of these shares may cause our stock price to fall.

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

Our ability to use net operating loss carryforwards and other tax attributes may be limited.*

We have incurred losses during our history, and we do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. Under current law, U.S. federal net operating loss, or NOL, carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such NOL carryforwards is limited to 80% of taxable income. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, federal NOL carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in ownership. An "ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including changes in connection with the Merger and potential changes due to other transactions. Similar rules may apply under state tax laws. In addition, there may be other limitations under state law on our ability to utilize NOLs, including temporary suspensions or other limitations on the use of NOLs to offset taxable income. If we earn taxable income, such limitations could result in increased future income tax liability to us, and our future cash flows could be adversely affected.

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

General Risk Factors

Unfavorable global economic and political conditions could adversely affect our business, financial condition or results of operations.*

The results of our operations could be adversely affected by general conditions in the global economy, the global financial markets and the global political conditions. The United States and global economies are facing growing inflation, higher interest rates and potential recession. Furthermore, a severe or prolonged economic downturn, including a recession or depression or political disruption such as the war between Ukraine and Russia and the conflicts in the Middle East, including the war between the State of Israel and Hamas, could result in a variety of risks to our business, including weakened demand for our development candidates, if approved, relationships with any vendors or business partners located in affected geographies and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption, including any international trade disputes, could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential products. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine and Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
1.1	Sales Agreement, by and between Immunome, Inc. and TD Securities (USA) LLC, dated May 14, 2024 (incorporated by reference to Exhibit 1.1 to our Quarterly Report on Form 10-Q filed May 14, 2024).

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

10.1#*	Employment Offer Letter dated June 17, 2024, by and between Immunome, Inc. and Phil Tsai.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive Data File (Form 10-Q for the Quarterly Period ended June 30, 2024 filed in XBRL). The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed." The instance document does not appear in the interactive file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive File (embedded within the Inline XBRL document).
*	Filed or furnished herewith.

# Management contracts or compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNOME, INC.
(Registrant)

Date: August 12, 2024	By:	/s/ Clay B. Siegall, Ph. D.
	Name:	Clay B. Siegall, Ph. D.
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2024	By:	/s/ Max Rosett
	Name:	Max Rosett
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)