Form 10-Q
period 2024-09-30
Immunome Inc.
filed 2024-11-13
CIK 1472012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

There were 62,416,845 shares of the registrant’s common stock outstanding as of November 8, 2024.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

IMMUNOME, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$155,568	$98,679
Marketable securities	84,562	39,463
Prepaid expenses and other current assets	3,910	6,561
Total current assets	244,040	144,703
Property and equipment, net	7,172	2,073
Operating right-of-use assets	2,388	1,564
Restricted cash	100	100
Other long-term assets	3,198	100
Total assets	$256,898	$148,540
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,518	$3,311
Accrued expenses and other current liabilities	26,331	8,025
Deferred revenue, current	9,679	10,493
Total current liabilities	39,528	21,829
Deferred revenue, non-current	—	5,489
Operating lease liabilities, net of current portion	2,464	1,340
Total liabilities	41,992	28,658
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at September 30, 2024 and December 31, 2023; 60,422,062 and 43,251,778 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	6	4
Additional paid-in capital	650,351	342,663
Accumulated other comprehensive income	70	22
Accumulated deficit	(435,521)	(222,807)
Total stockholders’ equity	214,906	119,882
Total liabilities and stockholders’ equity	$256,898	$148,540

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOME, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Collaboration revenue	$2,910	$3,565	$6,303	$10,192
Operating expenses:
In-process research and development	6,706	—	124,972	—
Research and development	37,200	3,823	81,652	13,452
General and administrative	9,526	4,375	22,509	11,617
Total operating expenses	53,432	8,198	229,133	25,069
Loss from operations	(50,522)	(4,633)	(222,830)	(14,877)
Interest income	3,422	288	10,116	705
Net loss	$(47,100)	$(4,345)	$(212,714)	$(14,172)
Net loss per share, basic and diluted	$(0.78)	$(0.36)	$(3.72)	$(1.16)
Weighted-average shares outstanding, basic and diluted	60,205,327	12,202,335	57,239,668	12,194,277
Comprehensive loss:
Net loss	$(47,100)	$(4,345)	$(212,714)	$(14,172)
Unrealized gain on marketable securities	68	—	48	—
Comprehensive loss	$(47,032)	$(4,345)	$(212,666)	$(14,172)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOME, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2023	43,251,778	$4	$342,663	$22	$(222,807)	$119,882
Share-based compensation expense	—	—	2,159	—	—	2,159
Issuance of common stock under Zentalis License Agreement	2,298,586	—	23,388	—	—	23,388
Issuance of common stock under the Ayala Asset Purchase Agreement	2,175,489	—	50,645	—	—	50,645
Issuance of common stock for public offering, net of commissions and offering costs of $14,592	11,500,000	2	215,408	—	—	215,410
Exercise of stock options	125,704	—	171	—	—	171
Exercise of common stock warrants	342,686	—	3,427	—	—	3,427
Unrealized loss on marketable securities	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	(129,492)	(129,492)
Balance at March 31, 2024	59,694,243	6	637,861	4	(352,299)	285,572
Share-based compensation expense	—	—	3,227	—	—	3,227
Exercise of stock options	289,041	—	859	—	—	859
Exercise of common stock warrants	30,371	—	304	—	—	304
Unrealized loss on marketable securities	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(36,122)	(36,122)
Balance at June 30, 2024	60,013,655	6	642,251	2	(388,421)	253,838
Share-based compensation expense	—	—	4,892	—	—	4,892
Issuance of common stock in connection with BMS License Agreement Amendment	230,415	—	2,699	—	—	2,699
Exercise of stock options	177,992	—	509	—	—	509
Unrealized gain on marketable securities	—	—	—	68	—	68
Net loss	—	—	—	—	(47,100)	(47,100)
Balance at September 30, 2024	60,422,062	$6	$650,351	$70	$(435,521)	$214,906

IMMUNOME, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	12,128,843	$1	$132,653	$(116,001)	$16,653
Share-based compensation expense	—	—	1,200	—	1,200
Issuance of common stock under prior ATM, net of $1 of issuance costs	5,925	—	34	—	34
Issuance of common stock	55,250	—	221	—	221
Vesting of restricted stock awards	4,166	—	24	—	24
Net loss	—	—	—	(4,270)	(4,270)
Balance at March 31, 2023	12,194,184	1	134,132	(120,271)	13,862
Share-based compensation expense	—	—	998	—	998
Vesting of restricted stock awards	6,249	—	35	—	35
Net loss	—	—	—	(5,557)	(5,557)
Balance at June 30, 2023	12,200,433	1	135,165	(125,828)	9,338
Share-based compensation expense	—	—	1,072	—	1,072
Vesting of restricted stock awards	2,083	—	11	—	11
Net loss	—	—	—	(4,345)	(4,345)
Balance at September 30, 2023	12,202,516	$1	$136,248	$(130,173)	$6,076

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOME, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(212,714)	$(14,172)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,117	306
Amortization of right-of-use asset	390	165
Accretion of discounts on marketable securities	(2,363)	332
Share-based compensation expense	10,278	3,340
Charge for purchase of in-process research and development assets	124,972	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,269	1,553
Accounts payable	256	71
Accrued expenses and other current liabilities	13,507	(1,452)
Deferred revenue	(6,303)	19,808
Operating lease liabilities	(143)	(60)
Net cash (used in) provided by operating activities	(68,734)	9,891
Cash flows from investing activities:
Purchases of in-process research and development assets	(46,086)	—
Purchases of marketable securities	(112,688)	—
Maturities of marketable securities	70,000	—
Purchases of property and equipment	(6,047)	(482)
Net cash used in investing activities	(94,821)	(482)
Cash flows from financing activities:
Proceeds from public offering	230,002	—
Payment of offering costs	(14,828)	(125)
Prepayments from PIPE transaction recorded as deposit liability	—	61,000
Proceeds from exercise of stock options	1,539	—
Proceeds from exercise of common stock warrants	3,731	—
Proceeds from issuance of common stock under prior ATM, net	—	34
Net cash provided by financing activities	220,444	60,909
Net increase in cash and cash equivalents and restricted cash	56,889	70,318
Cash and cash equivalents and restricted cash at beginning of period	98,779	20,423
Cash and cash equivalents and restricted cash at end of period	$155,668	$90,741
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$155,568	$90,641
Restricted cash	100	100
Total cash, cash equivalents, and restricted cash	$155,668	$90,741

IMMUNOME, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock in exchange for in-process research and development assets	$76,732	$—
Net liabilities assumed from purchases of in-process research and development assets	$2,041	$—
Purchase of in-process research and development assets in accounts payable	$113	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$1,189	$—
Remeasurement of operating right-of-use asset and lease liability due to lease extension	$—	$226
Issuance of common stock to certain board of directors in lieu of accrued compensation	$—	$221
Offering costs in accounts payable and accrued expenses and other current liabilities	$—	$5
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	$541	$315

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

Liquidity

The Company has incurred significant operating losses since inception and expects to continue to incur losses from operations for the foreseeable future as it pursues development of its therapeutic candidates and other programs. As of September 30, 2024, the Company had an accumulated deficit of $435.5 million, cash and cash equivalents of $155.6 million, and marketable securities of $84.6 million. The Company has not generated any product revenue to date and does not expect to generate product revenue until it successfully completes development and obtains regulatory approval for at least one of its product candidates.

Through September 30, 2024, the Company has funded its operations primarily through sales of equity securities and strategic partnerships and transactions as well as expense reimbursements from a government contract that ended in 2022. The Company expects that its existing cash, cash equivalents and marketable securities at September 30, 2024 are sufficient to fund its current and planned operating expenses and capital expenditures for at least 12 months from the filing date of this Quarterly Report on Form 10-Q. Beyond that date, the Company may need to raise additional capital through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements to achieve its longer-term business objectives.

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the accounting principles generally accepted in the United States, or GAAP, and following the requirements of the Securities and Exchange Commission, or the SEC, for interim reporting. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and related notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024, which provide a more complete discussion of the Company’s accounting policies and certain other information. The December 31, 2023 condensed consolidated balance sheet has been derived from the Company’s annual financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and include all adjustments that management believes to be necessary for a fair presentation of the Company’s financial information. Interim results are not necessarily indicative of results for a full year or any future interim period.

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

Restricted cash

Restricted cash represents collateral provided for a letter of credit issued as a security deposit in connection with one of the Company’s leased facilities. Cash will be released from restriction upon termination of the lease. Restricted cash was $0.1 million at both September 30, 2024 and December 31, 2023.

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

Research and development expenses

Research and development costs consist of costs incurred in performing research and development activities, including salaries and bonuses, share-based compensation, employee benefits, facilities costs, laboratory supplies, depreciation and amortization, and preclinical and clinical development expenses, including process development, validation, and the manufacture of drug supplies, costs to conduct clinical trials, and amounts incurred under license agreements, consulting agreements and other contracted services. Research and development costs are expensed as incurred. Non-refundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized as prepaid expenses until the related goods are delivered or services are performed. Such payments are evaluated for current or long-term classification based on when such services are expected to be received.

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

As the Company was in a net loss position for the three and nine months ended September 30, 2024 and 2023, diluted net loss per share is the same as basic net loss per share because the effects of potentially dilutive securities are antidilutive.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive (on an as-converted basis):

	September 30,
	2024	2023
Stock options outstanding	11,451,856	3,024,419
Common stock warrants	—	500,000
	11,451,856	3,524,419

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

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2024
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents:
Money market funds	1	$72,878	$—	$—	$72,878
U.S. treasury securities	2	79,760	20	—	79,780
Marketable securities:
U.S. treasury securities	2	84,512	50	—	84,562
Total financial assets		$237,150	$70	$—	$237,220

	December 31, 2023
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents:
Money market funds	1	$73,988	$—	$—	$73,988
U.S. treasury securities	2	22,993	—	—	22,993
Marketable securities:
U.S. treasury securities	2	39,441	22	—	39,463
Total financial assets		$136,422	$22	$—	$136,444

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

Revenue from the Collaboration Agreement will be recognized over the estimated performance of the R&D services using the cost-to-cost input method which the Company believes best depicts the transfer of control to the customer. Under the cost-to-cost input method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the performance obligation. The Company recognized collaboration revenue of $2.9 million and $3.6 million for the three months ended September 30, 2024 and 2023, respectively, and $6.3 million and $10.2 million for the nine months ended September 30, 2024 and 2023, respectively.

The following table summarizes the change in deferred revenue (in thousands):

Nine Months Ended September 30, 2024
Beginning balance	$15,982
Deferral of revenue	—
Recognition of revenue	(6,303)
Balance at the end of the period	$9,679

As of September 30, 2024, the Company expects to recognize the deferred revenue associated with the non-refundable upfront fee over the estimated research and development period of approximately 0.75 years.

5. Balance sheet components

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Research and development	$18,076	$1,794
Compensation and related benefits	3,312	2,734
Severance accruals	824	1,436
Professional services and consulting	2,871	1,019
Operating lease liabilities, current portion	257	310
Other	991	732
Total accrued expenses and other current liabilities	$26,331	$8,025

6. Employee benefit plan

The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code, or the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company assumes all administrative costs of the 401(k) Plan and makes matching contributions as defined in the 401(k) Plan document. The Company made matching contributions to the 401(k) Plan of $0.1 million and $0.3 million for the three and nine months ended September 30, 2024, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2023, respectively.

7. Asset acquisitions

Atreca

On May 17, 2024, the Company and Atreca, Inc., or Atreca, completed an Asset Purchase Agreement, or the Atreca Purchase Agreement, initially entered into in December 2023, pursuant to which the Company acquired certain antibody-related assets and materials. No liabilities were assumed under the Atreca Purchase Agreement as of the acquisition date. The Company accounted for the transaction as an asset acquisition as substantially all of the fair value of the gross assets acquired was concentrated in a group of similar identifiable IPR&D assets. The total cost of the acquisition of $5.7 million, which consisted of an upfront payment of $5.5 million and direct transaction costs of $0.2 million, was immediately expensed in the Company’s condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2024 since the acquired IPR&D had no alternative future use.

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

The cost attributable to the IPR&D was expensed in the Company’s condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2024 since the acquired IPR&D had no alternative future use.

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

Following the closing of the Ayala Purchase Agreement, on August 7, 2024, the Company and BMS entered into Amendment No. 2 to the BMS License Agreement, or the BMS License Agreement Amendment. As consideration to BMS for entering into the BMS License Agreement Amendment, the Company issued BMS 230,415 unregistered shares of its common stock at an aggregate fair value of $2.7 million. The fair value of the common stock issued to BMS was based on the closing stock price of the Company’s common stock on August 7, 2024 of $12.46 per share less a discount of 6.0% related to unregistered share restrictions. The consideration paid to BMS to amend the BMS License Agreement was immediately recognized as IPR&D expense in the Company’s condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2024. The shares issued to BMS were subsequently registered for resale on a Form S-3 filed with the SEC in October 2024.

Zentalis Pharmaceuticals

On January 5, 2024, the Company entered into a license agreement with Zentalis Pharmaceuticals, Inc., or the Zentalis License Agreement, pursuant to which the Company received an exclusive, worldwide, royalty-bearing, sublicensable license under certain intellectual property relating to Zentalis’ proprietary antibody-drug conjugate, or ADC, platform technology, ROR1 antibodies and ADCs targeting ROR1 to exploit products covered by or incorporating the licensed intellectual property rights, or, collectively, the Zentalis Licensed Assets.

As upfront consideration for the license, the Company paid to Zentalis $15.0 million in cash and issued to Zentalis 2,298,586 unregistered shares of its common stock at an aggregate fair value of $23.4 million. The fair value of the common stock issued to Zentalis was based on the closing stock price of the Company’s common stock on January 5, 2024 of $11.12 per share less a discount of 8.5% related to unregistered share restrictions. The Company accounted for the transaction as an asset acquisition as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable IPR&D asset. The consideration paid to acquire the license and intellectual property rights, which included transaction costs of $0.2 million, was immediately recognized as IPR&D expense in the Company’s condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2024 since the acquired IPR&D had no alternative future use.

On October 25, 2024, in conjunction with the Company’s purchase of the Zentalis Licensed Assets, Immunome and Zentalis agreed to terminate the Zentalis License Agreement in its entirety, including the termination of all the Company’s contingent milestone and royalty payment obligations. See Note 12, Subsequent Events, for more information.

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

The Purdue License Agreement expires on a licensed product-by-licensed product and country-by-country basis, upon expiration of the royalty term for such licensed product for the applicable country. The Company may terminate the Purdue License Agreement upon at least one month’s prior written notice to PRF. PRF may terminate the Purdue License Agreement and the licenses granted thereunder if the Company fails to cure a payment default or other material breach of the Purdue License Agreement after written notice from PRF, or if the Company becomes insolvent.

Other License Agreements

The Company has entered into various other license agreements to further discover, develop and commercialize certain technologies and treatments. During the three and nine months ended September 30, 2024, the Company incurred upfront fees of $4.0 million and $4.6 million, respectively, under these license agreements which were recognized as IPR&D expense in the Company’s condensed consolidated statement of operations and comprehensive loss since the acquired IPR&D had no alternative future use. There was no IPR&D expense under these agreements for the three and nine months ended September 30, 2023.

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

Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2024	December 31, 2023
Operating leases:
Operating lease right-of-use assets	$2,388	$1,564

Operating lease liabilities, current portion	$257	$310
Operating lease liabilities, net of current portion	2,464	1,340
Total operating lease liabilities	$2,721	$1,650

Operating lease liabilities, current portion is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

The Company recorded operating lease expense of $0.2 million and $0.5 million for the three and nine months ended September 30, 2024, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2023, respectively. Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. The Company did not incur significant variable lease costs for the three and nine months ended September 30, 2024 and 2023.

Other information related to the Company’s operating leases was as follows:

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term (in years)	4.16	4.81
Weighted-average discount rate	9.0%	8.3%

Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash paid for operating lease liabilities	$301	$184

The Company’s future minimum lease payments were as follows as of September 30, 2024 (in thousands):

Years ending December 31,	Amount
2024 (represents remaining three months in 2024)	$180
2025	881
2026	841
2027	862
2028 and thereafter	958
Total lease payments	3,722
Less: Imputed interest	(633)
Less: Tenant improvement allowance not yet received	(368)
Present value of operating lease liabilities	$2,721

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

The Company has reserved the following shares of common stock for issuance, on an as-converted basis, as follows:

	September 30, 2024	December 31, 2023
Stock options issued and outstanding under the Plans	11,451,856	7,978,291
Common stock warrants outstanding	—	500,000
Remaining shares available for issuance under the Plans	2,018,277	4,250,303
Remaining shares available for issuance under the ESPP	906,251	473,733
Total reserved common stock	14,376,384	13,202,327

Follow-on public offering

In February 2024, the Company completed a follow-on public offering and issued 11,500,000 shares of its common stock at $20.00 per share, for net proceeds of $215.4 million, after deducting underwriting discounts and commissions and offering expenses.

2024 ATM Agreement

On May 14, 2024, the Company entered into an “at the market” sales agreement, or the 2024 ATM Agreement, with TD Securities (USA) LLC, or TD Cowen, as sales agent, pursuant to which the Company may offer and sell from time to time shares of its common stock having an aggregate offering price of up to $200.0 million, or the ATM Shares. The Company has agreed to pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from any ATM Shares sold through the 2024 ATM Agreement. No shares of common stock have been sold under the 2024 ATM Agreement as of September 30, 2024.

Warrants to acquire shares of common stock

The Company had 500,000 issued and outstanding common stock warrants as of December 31, 2023 with an exercise price of $10.00 per share and an expiration date of April 28, 2024. During the nine months ended September 30, 2024, warrants to purchase 373,057 shares of common stock were exercised for proceeds of $3.7 million and the remaining 126,943 common stock warrants expired unexercised. No warrants were exercised during the three months ended September 30, 2024 or the three and nine months ended September 30, 2023. No warrants were issued and outstanding as of September 30, 2024.

11. Share-based compensation

2020 Equity Incentive Plan

In September 2020, the Company adopted the 2020 Equity Incentive Plan, or the 2020 Plan, which supersedes all prior equity incentive plans. No further awards will be granted under the 2018 Equity Incentive Plan, or 2018 Plan. Awards forfeited, cancelled, or repurchased from the above plans are returned to the pool of shares of common stock available for issuance under the 2020 Plan. On January 1, 2024, the shares of common stock authorized for issuance under the 2020 Plan increased by 1,730,071 shares. As of September 30, 2024, there were 1,077,406 shares available for issuance under the 2020 Plan.

On October 2, 2023, the Morphimmune 2020 Equity Incentive Plan, or the Morphimmune Plan, was assumed by the Company in conjunction with the Merger (Note 7). There were 940,871 shares available for issuance under the Morphimmune Plan as of September 30, 2024.

Stock Options Granted for Chief Executive Officer

On June 28, 2023, Clay Siegall was granted 2,137,080 options to purchase shares of the Company’s common stock at an initial exercise price of $5.91 per share, or the Inducement Grant. The options vest over time during Dr. Siegall’s continued employment, which commenced on October 2, 2023, in connection with the closing of the Merger. 25% of the options granted vest after one year of employment with the Company, and the remaining 75% vest monthly over the 36 months immediately following the one-year anniversary. The Inducement Grant, the Morphimmune Plan and the 2020 Plan are collectively referred to as the Plans.

2020 Employee Stock Purchase Plan

The Company adopted the 2020 Employee Stock Purchase Plan, or ESPP, in September 2020. On January 1, 2024, the shares of common stock authorized for issuance under the ESPP increased by 432,518 shares. As of September 30, 2024, there were 906,251 shares available for issuance under the ESPP. No shares of common stock have been issued under the ESPP as of September 30, 2024.

Stock options

A summary of option activity under the Plans during the nine months ended September 30, 2024 is as follows:

			Weighted
		Weighted	average	Aggregate
		average	remaining	Intrinsic
	Number of	exercise price	contractual	Value
	shares	per share	term (years)	(in thousands)
Outstanding at December 31, 2023	7,978,291	$6.15	8.62	$45,360
Granted	5,172,469	15.12
Exercised	(566,548)	3.13
Forfeited	(895,548)	8.18
Expired	(236,808)	24.42
Outstanding at September 30, 2024	11,451,856	$9.81	8.75	$65,609
Exercisable at September 30, 2024	2,813,140	$4.91	6.89	$29,667

Aggregate intrinsic value in the above table is calculated as the difference between the exercise price of the options and the Company’s fair value of its common stock as of period end.

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2024 and 2023 was $11.47 and $3.67 per share, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2024 and 2023 was $8.1 million and $0.1 million, respectively.

The weighted average assumptions used in the Black-Scholes option-pricing model for stock options granted were:

	Nine Months Ended September 30,
	2024	2023
Expected volatility	89.8%	88.5%
Risk-free interest rate	4.0%	3.8%
Expected term (in years)	6.06	6.03
Expected dividend yield	—%	—%

Share-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$1,820	$466	$3,244	$1,323
General and administrative	3,072	617	7,034	2,017
Total share-based compensation expense	$4,892	$1,083	$10,278	$3,340

Unrecognized share-based compensation related to stock options was $72.2 million as of September 30, 2024 and is expected to be recognized over a weighted average period of 3.5 years.

12. Subsequent Events

Zentalis Purchase Agreement

On October 25, 2024, the Company and Zentalis entered into an asset purchase agreement, or the Zentalis Purchase Agreement, pursuant to which the Company purchased the Zentalis Licensed Assets that were licensed to the Company under the then-existing Zentalis License Agreement dated January 5, 2024, together with all the customary rights and obligations of a sole owner, or the Zentalis Asset Purchase. Upon the closing of the Zentalis Asset Purchase, the Zentalis License Agreement was terminated in its entirety, including the termination of all of the Company’s contingent milestone and royalty payment obligations. Certain accrued rights and obligations of the parties survive the closing of the Zentalis Asset Purchase. As consideration for the Zentalis Asset Purchase, the Company issued to Zentalis 1,805,502 unregistered shares of its common stock. The Company is also obligated to pay Zentalis a one-time payment of $5.0 million in cash upon the achievement of a developmental milestone that was previously a milestone under the Zentalis License Agreement. The Company has agreed to use commercially reasonable efforts to achieve the developmental milestone.

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

IM-1021 (ROR1 ADC)

We are developing IM-1021, a preclinical stage ADC targeting ROR1 that we exclusively licensed from Zentalis Pharmaceuticals, Inc., or Zentalis, in January 2024, and acquired from Zentalis in October 2024 in connection with the Zentalis Asset Purchase.

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

Other Programs and Platforms

In addition to the already described current programs, we expect to continue to invest in discovery efforts intended to expand our pipeline. Additional ADC programs are the primary focus of these efforts. We believe that quality antibodies against novel or underexplored targets, whether generated by our proprietary platform or acquired through business development, are the starting point for differentiated therapies. By pairing these antibodies with linkers and payloads that are suitable for the biology of each target, we believe we can ultimately develop therapies that bring substantial benefit to patients. We expect to add several such candidates to our pipeline in the future. We may also choose to acquire additional clinical-stage programs.

Additionally, we plan to expand our intellectual property estate and the infrastructure needed to discover and advance our platform and programs. We may continue to in-license or acquire complementary intellectual property as needed or required and we may continue to build our know-how and trade secrets. As an example, we may design and evaluate proprietary ADC components with the potential for use across multiple programs. We believe that establishing a broad toolbox of ADC-related technologies supports the development of potential first-in-class or best-in-class oncology therapies.

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

In-process research and development expense

Intangible assets acquired in an asset acquisition for use in research and development activities which have no alternative future use are expensed as in-process research and development, or IPR&D, expense on the acquisition date. IPR&D expense for the nine months ended September 30, 2024 primarily relate to the acquisition of our license pursuant to the Zentalis License Agreement and the acquisition of certain assets from Ayala and Atreca.

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

Results of operations

Comparison of the three months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Collaboration revenue	$2,910	$3,565	$(655)
Operating expenses:
In-process research and development	6,706	—	6,706
Research and development(1)	37,200	3,823	33,377
General and administrative(1)	9,526	4,375	5,151
Total operating expenses	53,432	8,198	45,234
Loss from operations	(50,522)	(4,633)	(45,889)
Interest income	3,422	288	3,134
Net loss	$(47,100)	$(4,345)	$(42,755)

(1)	Amounts include non-cash share-based compensation expense as follows (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Research and development	$1,820	$466	$1,354
General and administrative	3,072	617	2,455
Total share-based compensation expense	$4,892	$1,083	$3,809

Collaboration revenue

Collaboration revenue decreased by $0.7 million, from $3.6 million for the three months ended September 30, 2023 to $2.9 million for the three months ended September 30, 2024. The decrease was primarily due to a decrease in certain research and development activities allocated to AbbVie during the three months ended September 30, 2024 compared to the same period in 2023.

In-process research and development expense

IPR&D expense for the three months ended September 30, 2024 related to $4.0 million for the write-off of acquired IPR&D assets that were determined to have no alternative future use and $2.7 million for the issuance of unregistered shares of our common stock in connection with the BMS License Agreement Amendment. There was no IPR&D expense for the three months ended September 30, 2023.

Research and development expenses

Research and development expenses increased by $33.4 million, from $3.8 million for the three months ended September 30, 2023 to $37.2 million for the three months ended September 30, 2024.

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

The table below shows our research and development expenses incurred with respect to each active program.

	Three Months Ended September 30,
	2024	2023	Change
AL102 (1)	$9,621	$—	$9,621
Preclinical programs (2)	8,581	42	8,539
Other research and development activities (3)	10,872	727	10,145
Indirect research and development (4)	8,126	3,054	5,072
Total	$37,200	$3,823	$33,377

(1)

The increase for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to manufacturing activities and clinical trial activities related to AL102.

(2)

The increase for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was due primarily to increased outsourced research and manufacturing activities pertaining to IM-1021 and IM-3050.

(3)	The increase for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was due primarily to increased ADC discovery activities.

(4)

The increase for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was due primarily to an increase in personnel and personnel-related costs associated with supporting a larger development pipeline and performing increased discovery work.

General and administrative expenses

General and administrative expenses increased by $5.2 million, from $4.4 million for the three months ended September 30, 2023 to $9.5 million for the three months ended September 30, 2024. The increase was primarily a result of a $4.1 million increase in personnel-related costs from an increase in headcount, including a $2.5 million increase in share-based compensation.

Interest income

Interest income increased by $3.1 million from $0.3 million for the three months ended September 30, 2023 to $3.4 million for the three months ended September 30, 2024. The increase was primarily a result of higher cash and cash equivalent and marketable security balances.

Comparison of the nine months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Collaboration revenue	$6,303	$10,192	$(3,889)
Operating expenses:
In-process research and development	124,972	—	124,972
Research and development(1)	81,652	13,452	68,200
General and administrative(1)	22,509	11,617	10,892
Total operating expenses	229,133	25,069	204,064
Loss from operations	(222,830)	(14,877)	(207,953)
Interest income	10,116	705	9,411
Net loss	$(212,714)	$(14,172)	$(198,542)

(1)	Amounts include non-cash share-based compensation expense as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Research and development	$3,244	$1,323	$1,921
General and administrative	7,034	2,017	5,017
Total share-based compensation expense	$10,278	$3,340	$6,938

Collaboration revenue

Collaboration revenue decreased by $3.9 million, from $10.2 million for the nine months ended September 30, 2023 to $6.3 million for the nine months ended September 30, 2024. The decrease was primarily due to a decrease in certain research and development activities allocated to AbbVie during the nine months ended September 30, 2024 compared to the same period in 2023.

In-process research and development expense

IPR&D expense for the nine months ended September 30, 2024 was primarily related to the write-off of acquired IPR&D assets that were determined to have no alternative future use. There was no IPR&D expense for the nine months ended September 30, 2023.

Research and development expenses

Research and development expenses increased by $68.2 million, from $13.5 million for the nine months ended September 30, 2023 to $81.7 million for the nine months ended September 30, 2024.

The table below shows our research and development expenses incurred with respect to each active program.

	Nine Months Ended September 30,
	2024	2023	Change
AL102 (1)	$14,397	$—	$14,397
Preclinical programs (2)	24,743	1,618	23,125
Other research and development activities (3)	24,774	3,891	20,883
Indirect research and development (4)	17,738	7,943	9,795
Total	$81,652	$13,452	$68,200

(1)

The increase for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to manufacturing activities and clinical trial activities related to AL102, which was acquired from Ayala in March 2024.

(2)

The increase for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was due primarily to increased outsourced research and manufacturing activities pertaining to IM-1021 and IM-3050.

(3)	The increase for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was due primarily to increased ADC discovery activities.

(4)

The increase for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was due primarily to an increase in personnel and personnel-related costs associated with supporting a larger development pipeline and performing increased discovery work.

General and administrative expenses

General and administrative expenses increased by $10.9 million, from $11.6 million for the nine months ended September 30, 2023 to $22.5 million for the nine months ended September 30, 2024. The increase was primarily a result of a $8.4 million increase in personnel-related costs from an increase in headcount, including a $5.0 million increase in share-based compensation. In addition, fees related to accounting, legal and patent fees and other overhead related costs increased by $2.5 million.

Interest income

Interest income increased by $9.4 million from $0.7 million for the nine months ended September 30, 2023 to $10.1 million for the nine months ended September 30, 2024. The increase was primarily a result of increased interest rates and higher cash and cash equivalent and marketable security balances.

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

To date, we have not generated any revenue from commercial sale of products and do not expect to generate revenue from commercial sales for the foreseeable future. Since inception, we have incurred significant operating losses and negative cash flows from operations. Our net losses were $47.1 million and $4.3 million for the three months ended September 30, 2024 and 2023, respectively, and $212.7 million and $14.2 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had cash, cash equivalents and marketable securities of $240.1 million and an accumulated deficit of $435.5 million.

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

Cash flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash (used in) provided by operating activities	$(68,734)	$9,891
Cash used in investing activities	(94,821)	(482)
Cash provided by financing activities	220,444	60,909
Net increase in cash and cash equivalents and restricted cash	$56,889	$70,318

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2024 was $68.7 million, consisting primarily of our net loss of $212.7 million, partially offset by noncash charges of $134.4 million and a net change in operating assets and liabilities of $9.6 million. The noncash charges primarily consisted of $125.0 million of in-process research and development assets acquired without alternative future use and $10.3 million of share-based compensation. The change in operating assets and liabilities primarily consisted of an increase in accrued expenses and other current liabilities of $13.5 million, an increase in accounts payable of $0.3 million and a decrease in prepaid expenses and other assets of $2.3 million, partially offset by a decrease in deferred revenue of $6.3 million.

Net cash provided by operating activities for the nine months ended September 30, 2023 was $9.9 million, consisting primarily of our net loss of $14.2 million, partially offset by noncash charges of $4.1 million and a net change in operating assets and liabilities of $19.9 million. The noncash charges primarily consisted of $3.3 million of share-based compensation expense. The change in operating assets and liabilities primarily consisted of an increase in deferred revenue of $19.8 million and a decrease in prepaid expenses and other assets of $1.6 million, partially offset by a decrease in accrued expenses and other current liabilities of $1.5 million.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2024 was $94.8 million, consisting primarily of $112.7 million of purchases of marketable securities, $46.1 million of purchases of IPR&D assets and $6.0 million of purchases of property and equipment, partially offset by $70.0 million from maturities of marketable securities.

Net cash used in investing activities for the nine months ended September 30, 2023 was $0.5 million, consisting of purchases of property and equipment.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was $220.4 million, consisting of gross proceeds of $230.0 million from the 2024 Financing and $5.3 million from the exercise of options and common stock warrants, partially offset by offering costs of $14.8 million from our 2024 Financing and 2024 ATM Agreement.

Net cash provided by financing activities for the nine months ended September 30, 2023 was $60.9 million, consisting primarily of $61.0 million in gross proceeds from prepayments received in relation to the PIPE transaction associated with the closing of the Merger in October 2023. The Company received these funds prior to the closing of the Merger and recorded this transaction as a deposit liability in the accompanying condensed balance sheets as of September 30, 2023. Financing activities also provided $34,000 net proceeds from the sales of common stock under our prior ATM sales agreement that we terminated in November 2023, offset by $0.1 million in payments of deferred offering costs associated with the PIPE transaction.

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

We expect that our existing cash, cash equivalents and marketable securities as of September 30, 2024 will enable us to fund our current and planned operating expenses and capital expenditures for at least 12 months from the filing date of this Quarterly Report on Form 10-Q. We will need additional financing to support our continuing operations and pursue our research and development strategy. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our programs and development candidates.

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

While our significant accounting policies are described in Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations.

Research and development expenses and accruals

Research and development costs consist of costs incurred in performing research and development activities, including salaries and bonuses, share-based compensation, employee benefits, facilities costs, laboratory supplies, depreciation and amortization, and preclinical and clinical development expenses, including process development, validation, and the manufacture of drug supplies, costs to conduct clinical trials, and amounts incurred under license agreements, consulting agreements and other contracted services. Research and development costs are expensed as incurred.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to ensure the timely disclosure of required information in our SEC filings.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We are a biopharmaceutical company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.*

We are a biotechnology company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, raising capital, pursuing strategic transactions, building our management team and building our intellectual property portfolio, and we have incurred significant operating losses. As of September 30, 2024, we had an accumulated deficit of $435.5 million. Our net loss for the year ended December 31, 2023 was $106.8 million and $212.7 million for the nine months ended September 30, 2024. To date, we have not generated any revenue from product sales, and we have not identified or sought or obtained regulatory approval for the marketing or sale of any product. Furthermore, we may not generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development activities and the regulatory approval process for our development candidates.

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

Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities as of September 30, 2024 will enable us to fund our current and planned operating expenses and capital expenditures for at least 12 months from the filing date of this Quarterly Report on Form 10-Q. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of biotechnology products is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

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

As a targeted radioligand therapy, our IM-3050 program may face additional and potentially unpredictable challenges.*

Lutetium-177 (177Lu), or Lu-177, oncology therapy is relatively new; only two Lu-177 therapies have been approved in the United States or the European Union and only a limited number of clinical trials of products based on Lu-177 therapies have commenced. As such, it is difficult to accurately predict the developmental challenges we may incur in advancing IM-3050 through candidate nomination, preclinical studies and clinical trials, if at all. The IM-3050 program is subject to risks described above as well as others that may include:

●	interruptions to our ability to obtain and deliver on a timely basis sufficient supply of raw materials, isotopes and clinical trial materials for our preclinical needs and potential future clinical and commercial needs;
●	we may not be able to find and retain suitable vendors, including contract research organizations, or CROs and clinical manufacturing organizations, for our development due to the limited number of suppliers qualified to work with radioactive material, or we may develop sole-source relationships with vendors, which may present additional risks inherent to a sole-source relationship;
●	if we initiate a clinical trial, our ability to recruit patients may be negatively impacted by the limited number of sites that can administer radioligand therapies;
●	if our product is successfully approved for commercial sale, our revenue may be negatively impacted by the limited number of sites that can administer radioligand therapies; and
●	due to the short half-life of Lu-177, we may incur significant expense developing the means required to effectively and timely distribute drug products to clinical sites and, if approved, to sites for administration to patients.

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

It is impossible to predict when or if any of our programs or development candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities, we must, as applicable, complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy in humans. Clinical testing can take many years to complete, and its outcome is inherently uncertain. The results of preclinical studies and early clinical trials of any of our development candidates may not be predictive of the results of later-stage clinical trials. In addition, development candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of pharmaceutical companies have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials. In addition, AL102's prior development was not conducted by us, and we did not conduct any of the preclinical studies for the ROR1 ADC that we initially in-licensed from Zentalis and subsequently acquired from Zentalis in October 2024. As a result, our assumptions about the potential of these programs are based in large part on the data generated in preclinical studies and clinical trials conducted by these third parties. Results from nonclinical studies and clinical trials can be interpreted in different ways. We may observe materially and adversely different results in any ongoing or future preclinical studies or clinical trials, or later discover errors or other issues with the data generated by these third parties.

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

We may experience delays in completion of our clinical trials based on study design.

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

There are several other companies developing FAP-targeted radioligand therapies which may represent the most direct competition to our IM-3050 program. Novartis is advancing a FAP-targeted radioligand therapy (177Lu-FAP-2286) that was acquired from Clovis Oncology and is currently in Phase 1/2. In December 2023, Eli Lilly and Company acquired POINT Biopharma, which is developing a FAP-targeted radioligand therapy (PNT2004) that is currently in Phase 1. Yantai LNC Biotechnology has also initiated a Phase 1 trial for another FAP-targeted radioligand therapy (LNC1004.) Perspective Therapeutics lead pre-clinical candidate is a FAP- targeted radiopharmaceutical (RPT), PSV 359, with a Phase I expected in 2025. Additionally, our IM-3050 program faces competition from competitors who may have superior access to a consistent supply of radioactive isotopes.

In January 2023, we exclusively licensed a preclinical ROR1 ADC program from Zentalis with the potential to address hematologic and solid tumor indications, and acquired this program in October 2024. There are several other companies developing antibodies, ADCs, and CAR-T therapies targeting ROR1, and they may represent the most direct competition to our ROR1 ADC program. Merck has an ADC program (Zilovertamab vedotin) in a Phase 2/3 clinical trial for B-cell lymphoma. CStone Pharmaceuticals, Inc. has an ADC program in a Phase I trial. Lyell Immunopharma has a pre-clinical CAR-T program (LYL119).

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

We may attempt to secure approval from the FDA through the use of the accelerated approval pathway. If we are unable to obtain such approval, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary regulatory approvals. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw any accelerated approval we have obtained.*

We may in the future seek accelerated approval for one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit.

 The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit or are not completed in a timely manner, the FDA may withdraw its approval of the drug on an expedited basis. In addition, the FDA may require a sponsor of a product seeking accelerated approval to have a confirmatory trial underway prior to such approval being granted.

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

Further, among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Starting in 2023, the Centers for Medicare & Medicaid Services, or CMS, began to implement the program in which a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting in payment year 2026, CMS will begin to reimburse negotiated drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. On August 15, 2024, CMS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. CMS will select up to fifteen additional drugs covered under Part D for price negotiation in 2025. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has and will continue to issue and update guidance as these programs are implemented. The IRA permits the U.S. Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. It is unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry.

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

Certain Chinese biotechnology companies, CROs and contract development and manufacturing organizations may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could potentially impact services available for our research and development or our ability to secure the materials we need for our development candidates. For example, the BIOSECURE Act recently passed in the U.S. House of Representatives, as well as a substantially similar bill in the U.S. Senate, target U.S. government contracts, grants, and loans for entities that use equipment and services from certain named Chinese biotech companies, and would authorize the U.S. government to name additional Chinese biotechnology companies of concern. The current version of the BIOSECURE Act includes a grandfathering provision allowing biotechnology equipment and services provided or produced by named biotechnology companies of concern under a contract or agreement entered into before the effective date until January 1, 2032. Depending on whether the BIOSECURE Act becomes law, what the final language of the BIOSECURE Act includes, and how the law is interpreted by U.S. federal agencies, we could be potentially restricted from pursuing U.S. federal government business or funding if we use suppliers or partners identified as “biotechnology companies of concern” beyond the grandfathering period. Such disruption could have adverse effects on our research and development activities. In addition to the BIOSECURE Act, any additional U.S. executive action, legislative action, or potential sanctions with China could materially impact our business and activities. U.S. executive agencies have the ability to designate entities and individuals on various governmental prohibited and restricted parties lists. Depending on the designation, potential consequences can range from a comprehensive prohibition on all transactions or dealings with designated parties, or a limited prohibition on certain types of activities, such as exports and financing activities, with designated parties.

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

Our current laboratory operations are concentrated in one location, and we or the third parties upon whom we depend may be adversely affected by natural or other disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.*

Our current business operations are concentrated in the greater Seattle area. Any unplanned event, such as flood, fire, explosion, extreme weather condition, medical epidemics, including any potential effects from a pandemic, such as power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities or the manufacturing facilities of our third-party contract manufacturers, or lose our repository of blood-based and other valuable laboratory samples, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development efforts or interruption of our business operations. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our locations, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. In addition, terrorist acts or acts of war targeted at the United States, and specifically the greater Seattle area, could cause damage or disruption to us, our employees, facilities, partners and suppliers. The disaster recovery and business continuity plan we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business and financial condition.

Risks Related to Our Intellectual Property

It is difficult and costly to protect our intellectual property and our proprietary technologies, and we may not be able to ensure their protection.*

Our success will depend in part on obtaining and maintaining patent protection and trade secret protection for our discovery and ADC platforms and/or targeted therapeutics, as well as on successfully defending these patents against potential third-party challenges. Our ability to protect our technologies from unauthorized making, using, selling, offering to sell or importing by third parties is dependent on the extent to which we have rights under valid and enforceable patents that cover these activities.

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

 The risks described elsewhere pertaining to our intellectual property rights also apply to the intellectual property rights that we may own or in-license now or in the future, and any failure by us or our licensors to obtain, maintain, defend and enforce these rights could have an adverse effect on our business. In some cases we may not have control over the prosecution, maintenance, defense or enforcement of the patents that we license, and may not have sufficient ability to provide input into the patent prosecution, maintenance and defense process with respect to such patents, and potential future licensors may fail to take the steps that we believe are necessary or desirable in order to obtain, maintain, defend and enforce the licensed patents.

If we fail to comply with our obligations under any license, collaboration or other intellectual property-related agreements, we may be required to pay damages and could lose intellectual property rights that may be necessary for developing, commercializing and protecting our current or future targeted therapeutics, or we could lose certain rights to grant sublicenses.*

We are reliant upon in-licenses to certain patent rights and proprietary technologies from third parties that are or may become important or necessary to our discovery and ADC platforms and/or targeted therapeutics pipeline.

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

 As of September 30, 2024, we had 105 full-time employees. The continued operation of our business and execution of our plans will require material additional staffing within the next twelve months. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to advance our discovery and ADC platforms, develop our programs or development candidates or run our operations or to accomplish our objectives.

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

We issued 2,298,586 shares to Zentalis in connection with the Zentalis License Agreement, 2,175,489 shares to Ayala in connection with the Ayala Asset Purchase Agreement and 230,415 shares to BMS in connection with the BMS License Agreement Amendment, all of which are registered for resale on Forms S-3 filed with the SEC in April 2024 and October 2024. In October 2024, we also issued 1,805,502 shares to Zentalis as consideration for the Zentalis Asset Purchase, and we agreed to use commercially reasonable efforts to register the shares for resale within 30 days of the closing of the Zentalis Asset Purchase, The shares issued to Zentalis and Ayala are subject a to (i) a six-month lock-up with respect to half of the shares and (ii) an orderly market disposition. Notwithstanding these contractual protections, any sales of these shares may cause our stock price to fall.

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

 Pursuant to our 2020 Equity Incentive Plan, or 2020 Plan, our board of directors or committee thereof or, in accordance with applicable law, designated members of management are authorized to grant stock options to our employees, directors and consultants. In addition, pursuant to our 2024 Inducement Plan, our board of directors, or a committee thereof, is authorized to grant inducement awards to new hires as a material inducement to their employment with us. The aggregate number of shares of our common stock that may be issued pursuant to stock awards under our 2020 Plan shall not exceed 8,080,286 shares, and the aggregate number of shares of our common stock that may be issued pursuant to stock awards under our 2024 Inducement Plan shall not exceed 2,000,000 shares.

Additionally, the number of shares of our common stock reserved for issuance under our 2020 Plan will automatically increase on January 1 of each year, beginning on January 1, 2021 and continuing through and including January 1, 2030, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. Additionally, pursuant to Morphimmune Inc.’s 2020 Equity Incentive Plan, or the Morphimmune Plan, the aggregate number of shares that may be issued pursuant to stock awards under the Morphimmune Plan is 2,429,630 shares. Although we did not initially anticipate issuing awards under the Morphimmune Plan, depending on our needs, we may in the future issue awards under the Morphimmune Plan.

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

General Risk Factors

Unfavorable global economic and political conditions could adversely affect our business, financial condition or results of operations.*

The results of our operations could be adversely affected by general conditions in the global economy, the global financial markets and the global political conditions. The United States and global economies are facing growing inflation, higher interest rates and potential recession. Furthermore, uncertainties associated with a severe or prolonged economic downturn, recessions or depressions, or political disruption such as the war between Ukraine and Russia and the conflicts in the Middle East, and other macroeconomic developments could result in a variety of risks to our business, including weakened demand for our development candidates, if approved, relationships with any vendors or business partners located in affected geographies and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption, including any international trade disputes, could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential products. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 7, 2024, in connection with entering into the BMS License Agreement Amendment, we entered into a stock issuance agreement, or the BMS Stock Issuance Agreement, pursuant to which we issued BMS 230,415 shares of our common stock as consideration for entering into the BMS License Agreement Amendment. The BMS License Agreement Amendment amends the BMS License Agreement.

Pursuant to the BMS Stock Issuance Agreement, we filed a resale registration statement with the SEC on October 8, 2024, registering the shares issued to BMS for resale. Subject to complying with applicable securities laws, BMS is not subject to any restrictions with respect to the disposition of the shares. Additionally, BMS is not subject to any standstill restrictions.

The securities issued to BMS were sold in reliance on the exemption from registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.

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

2.2+†

Asset Purchase Agreement, by and among Immunome, Inc., Zentalis Pharmaceuticals, Inc. and Zeno Management, Inc., dated October 25, 2024 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed October 29, 2024).

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

4.3

Stock Issuance Agreement, dated January 5, 2024, by and between Immunome, Inc. and Zentalis Pharmaceuticals, Inc. (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-3 filed with the SEC on February 13, 2024).

4.4

Stock Issuance Agreement, dated August 7, 2024, by and between Immunome, Inc. and Bristol-Myers Squibb Company (incorporated by reference to Exhibit 4.7 to our Registration Statement on Form S-3 filed with the SEC on October 8, 2024).

4.5

Stock Issuance Agreement, by and between the Company and Zentalis Pharmaceuticals, Inc., dated October 25, 2024 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on October 29, 2024).

10.1#

Immunome, Inc. 2024 Inducement Plan and Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise thereunder (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on October 7, 2024).

10.2†*	Amendment No. 2 to License Agreement, dated August 7, 2024, by and between Immunome, Inc. and Bristol-Myers Squibb Company.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive Data File (Form 10-Q for the Quarterly Period ended September 30, 2024 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.” The instance document does not appear in the interactive file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive File (embedded within the Inline XBRL document).
*	Filed or furnished herewith.

# Management contracts or compensatory plans or arrangements

+

Schedules and exhibits to the agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

†	Certain portions of this exhibit (indicated by asterisks) have been omitted because they are not material and would likely cause competitive harm to Immunome, Inc. if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNOME, INC.
(Registrant)

Date: November 13, 2024	By:	/s/ Clay B. Siegall, Ph. D.
	Name:	Clay B. Siegall, Ph. D.
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2024	By:	/s/ Max Rosett
	Name:	Max Rosett
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)