Form 10-Q
period 2025-03-31
Immunome Inc.
filed 2025-05-12
CIK 1472012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

There were 87,012,328 shares of the registrant’s common stock outstanding as of May 7, 2025.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

IMMUNOME, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$257,613	$143,351
Marketable securities	59,710	73,952
Prepaid expenses and other current assets	5,807	4,036
Total current assets	323,130	221,339
Property and equipment, net	10,953	10,113
Operating right-of-use assets	4,163	4,278
Restricted cash	100	100
Other long-term assets	4,347	4,411
Total assets	$342,693	$240,241
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,126	$14,189
Accrued expenses and other current liabilities	17,656	33,177
Deferred revenue, current	4,015	6,941
Total current liabilities	30,797	54,307
Operating lease liabilities, net of current portion	4,770	4,769
Total liabilities	35,567	59,076
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at March 31, 2025 and December 31, 2024; 86,955,855 and 64,460,829 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	9	6
Additional paid-in capital	864,530	696,872
Accumulated other comprehensive (loss) income	(3)	57
Accumulated deficit	(557,410)	(515,770)
Total stockholders’ equity	307,126	181,165
Total liabilities and stockholders’ equity	$342,693	$240,241

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOME, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Collaboration revenue	$2,926	$1,029
Operating expenses:
In-process research and development	—	111,954
Research and development	36,872	15,369
General and administrative	10,690	6,005
Total operating expenses	47,562	133,328
Loss from operations	(44,636)	(132,299)
Interest income	2,996	2,807
Net loss	$(41,640)	$(129,492)
Net loss per share, basic and diluted	$(0.52)	$(2.51)
Weighted-average shares outstanding, basic and diluted	79,410,354	51,544,383
Comprehensive loss:
Net loss	$(41,640)	$(129,492)
Unrealized loss on marketable securities	(60)	(18)
Comprehensive loss	$(41,700)	$(129,510)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOME, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	64,460,829	$6	$696,872	$57	$(515,770)	$181,165
Share-based compensation expense	—	—	5,703	—	—	5,703
Issuance of common stock for public offering, net of commissions and offering costs of $10,755	22,258,064	3	161,742	—	—	161,745
Exercise of stock options	236,962	—	213	—	—	213
Unrealized loss on marketable securities	—	—	—	(60)	—	(60)
Net loss	—	—	—	—	(41,640)	(41,640)
Balance at March 31, 2025	86,955,855	$9	$864,530	$(3)	$(557,410)	$307,126

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2023	43,251,778	$4	$342,663	$22	$(222,807)	$119,882
Share-based compensation expense	—	—	2,159	—	—	2,159
Issuance of common stock under Zentalis License Agreement	2,298,586	—	23,388	—	—	23,388
Issuance of common stock under the Ayala Asset Purchase Agreement	2,175,489	—	50,645	—	—	50,645
Issuance of common stock for public offering, net of commissions and offering costs of $14,592	11,500,000	2	215,408	—	—	215,410
Exercise of stock options	125,704	—	171	—	—	171
Exercise of common stock warrants	342,686	—	3,427	—	—	3,427
Unrealized loss on marketable securities	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	(129,492)	(129,492)
Balance at March 31, 2024	59,694,243	$6	$637,861	$4	$(352,299)	$285,572

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOME, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(41,640)	$(129,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	611	157
Amortization of right-of-use asset	115	106
Accretion of discounts on marketable securities	(818)	(538)
Share-based compensation expense	5,703	2,159
Charge for purchase of in-process research and development assets	—	111,954
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,707)	2,473
Accounts payable	(3,810)	2,396
Accrued expenses and other current liabilities	(8,521)	669
Deferred revenue	(2,926)	(1,029)
Operating lease liabilities	(62)	(25)
Net cash used in operating activities	(53,055)	(11,170)
Cash flows from investing activities:
Purchases of in-process research and development assets	(6,246)	(35,067)
Maturities of marketable securities	15,000	—
Purchases of property and equipment	(3,665)	(2,164)
Net cash provided by (used in) investing activities	5,089	(37,231)
Cash flows from financing activities:
Proceeds from public offering	172,500	230,002
Payment of offering costs	(10,485)	(14,155)
Proceeds from exercise of stock options	213	171
Proceeds from exercise of common stock warrants	—	3,427
Net cash provided by financing activities	162,228	219,445
Net increase in cash and cash equivalents and restricted cash	114,262	171,044
Cash and cash equivalents and restricted cash at beginning of period	143,451	98,779
Cash and cash equivalents and restricted cash at end of period	$257,713	$269,823
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$257,613	$269,723
Restricted cash	100	100
Total cash, cash equivalents, and restricted cash	$257,713	$269,823

IMMUNOME, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock in exchange for in-process research and development assets	$—	$74,033
Net liabilities assumed from purchases of in-process research and development assets	$—	$2,041
Purchase of in-process research and development assets in accounts payable and accrued expenses	$—	$813
Offering costs in accounts payable	$270	$437
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	$592	$594

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOME, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of the business

Organization

Immunome, Inc., or the Company or Immunome, is a clinical-stage targeted oncology company committed to developing first-in-class and best-in-class targeted therapies designed to improve outcomes for cancer patients. Since its inception, the Company has devoted substantially all its resources to research and development, raising capital, building its management team, extending its intellectual property portfolio, and executing strategic partnerships and transactions. The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry including, but not limited to, risks associated with research, development, and manufacturing activities, uncertain results of preclinical and clinical testing, development of new technological innovations and products by competitors, dependence on key personnel, partners and third-party vendors, protection of proprietary technology, compliance with government regulations, regulatory approval of products and the ability to secure additional capital to fund operations.

Liquidity

The Company has incurred significant operating losses since inception and expects to continue to incur losses from operations for the foreseeable future as it pursues development of its therapeutic candidates and other programs. As of March 31, 2025, the Company had an accumulated deficit of $557.4 million, cash and cash equivalents of $257.6 million, and marketable securities of $59.7 million. The Company has not generated any product revenue to date and does not expect to generate product revenue until it successfully completes development and obtains regulatory approval for at least one of its product candidates.

Through March 31, 2025, the Company has funded its operations primarily through sales of equity securities. The Company expects that its existing cash, cash equivalents and marketable securities at March 31, 2025 will be sufficient to fund its current and planned operating expenses and capital expenditures for at least 12 months from the filing date of this Quarterly Report on Form 10-Q. Beyond that date, the Company may need to raise additional capital through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements to achieve its longer-term business objectives.

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the accounting principles generally accepted in the United States, or GAAP, and following the requirements of the Securities and Exchange Commission, or the SEC, for interim reporting. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and related notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2025, which provide a more complete discussion of the Company’s accounting policies and certain other information. The December 31, 2024 condensed consolidated balance sheet has been derived from the Company’s annual financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and include all adjustments that management believes to be necessary for a fair presentation of the Company’s financial information. Interim results are not necessarily indicative of results for a full year or any future interim period.

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

Restricted cash

Restricted cash represents collateral provided for a letter of credit issued as a security deposit in connection with one of the Company’s leased facilities. Cash will be released from restriction upon termination of the lease and satisfaction of any applicable termination conditions. Restricted cash was $0.1 million at both March 31, 2025 and December 31, 2024.

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

As the Company was in a net loss position for the three months ended March 31, 2025 and 2024, diluted net loss per share is the same as basic net loss per share because the effects of potentially dilutive securities are antidilutive.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive (on an as-converted basis):

	March 31,
	2025	2024
Stock options outstanding	11,498,848	8,531,683
Common stock warrants	—	157,314
	11,498,848	8,688,997

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which updates income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this update are effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 on January 1, 2025. The adoption of this ASU did not have a material impact on the condensed consolidated financial statements.

Recent accounting standards not yet adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. This guidance is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

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

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2025
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents:
Money market funds	1	$255,939	$—	$—	$255,939
Marketable securities:
U.S. treasury securities	2	59,713	—	(3)	59,710
Total financial assets		$315,652	$—	$(3)	$315,649

	December 31, 2024
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents:
Money market funds	1	$46,987	$—	$—	$46,987
U.S. treasury securities	2	94,379	40	—	94,419
Marketable securities:
U.S. treasury securities	2	73,935	17	—	73,952
Total financial assets		$215,301	$57	$—	$215,358

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

Revenue from the Collaboration Agreement will be recognized over the estimated performance of the R&D services using the cost-to-cost input method which the Company believes best depicts the transfer of control to the customer. Under the cost-to-cost input method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the performance obligation. The Company recognized collaboration revenue of $2.9 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively.

The following table summarizes the change in deferred revenue (in thousands):

Three Months Ended March 31, 2025
Beginning balance	$6,941
Deferral of revenue	—
Recognition of revenue	(2,926)
Balance at the end of the period	$4,015

As of March 31, 2025, the Company expects to recognize the deferred revenue associated with the non-refundable upfront fee over the estimated remaining research and development period of approximately 0.25 years.

5. Balance sheet components

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Research and development	$12,456	$24,185
Compensation and related benefits	2,993	5,861
Professional services and consulting	997	933
Operating lease liabilities, current portion	—	63
Other	1,210	2,135
Total accrued expenses and other current liabilities	$17,656	$33,177

6. Employee benefit plan

The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code, or the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company assumes all administrative costs of the 401(k) Plan and makes matching contributions as defined in the 401(k) Plan document. The Company made matching contributions of $0.2 million and $0.1 million to the 401(k) Plan for the three months ended March 31, 2025 and 2024, respectively.

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

As consideration for the Zentalis Asset Purchase, the Company issued to Zentalis 1,805,502 unregistered shares of its common stock at an aggregate fair value of $21.0 million. The fair value of the common stock issued to Zentalis was based on the closing stock price of the Company’s common stock on October 25, 2024 of $12.11 per share less a discount of 4.0% related to unregistered share restrictions. The consideration paid to Zentalis for the Zentalis Asset Purchase was immediately recognized as IPR&D expense.

The Company was also obligated to pay Zentalis a one-time payment of $5.0 million in cash upon the achievement of a developmental milestone, which was achieved in December 2024 and paid during the three months ended March 31, 2025. The related liability was accrued within accrued expenses and other current liabilities on the condensed consolidated balance sheet as of December 31, 2024.

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

Following the closing of the Ayala Purchase Agreement, on August 7, 2024, the Company and BMS entered into Amendment No. 2 to the BMS License Agreement, or the BMS License Agreement Amendment. As consideration to BMS for entering into the BMS License Agreement Amendment, the Company issued BMS 230,415 unregistered shares of its common stock at an aggregate fair value of $2.7 million. The fair value of the common stock issued to BMS was based on the closing stock price of the Company’s common stock on August 7, 2024 of $12.46 per share less a discount of 6.0% related to unregistered share restrictions. The consideration paid to BMS to amend the BMS License Agreement was immediately recognized as IPR&D expense.

Other asset acquisitions and license agreements

The Company has entered into various other asset purchase and license agreements to further acquire, discover, develop and commercialize certain technologies and treatments. There was no IPR&D expense under these agreements for the three months ended March 31, 2025 and 2024.

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

As of December 31, 2024, the Company accrued $1.2 million within accrued expenses and other current liabilities on the condensed consolidated balance sheet related to upfront license fees and the achievement of certain milestones under these agreements. These amounts were subsequently settled during the three months ended March 31, 2025.

8. Leases

The Company currently leases approximately 39,000 square feet of office and laboratory space in Bothell, Washington. In December 2024, the Company was granted a one-time tenant improvement allowance of $3.5 million which was considered payable by the lessor at the commencement date. The Bothell lease also includes an expansion option to lease approximately 13,000 additional square feet of office and laboratory space with a $4.7 million tenant improvement allowance. The Bothell lease expires on March 31, 2033, and includes two five-year renewal options that are not included in the lease term as it is not reasonably certain that they will be exercised.

The Company also leased approximately 11,000 square feet of office and laboratory space in Exton, Pennsylvania. The Exton lease expired on March 31, 2025.

Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31, 2025	December 31, 2024
Operating leases:
Operating lease right-of-use assets	$4,163	$4,278

Operating lease liabilities, current portion	$—	$63
Operating lease liabilities, net of current portion	4,770	4,769
Total operating lease liabilities	$4,770	$4,832

Operating lease liabilities, current portion is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

The Company recorded operating lease expense of $0.3 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively. Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. The Company did not incur significant variable lease costs for the three months ended March 31, 2025 and 2024.

Other information related to the Company’s operating leases was as follows:

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	8.00	8.15
Weighted-average discount rate	9.6%	9.5%

Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for operating lease liabilities	$264	$63

The Company’s future minimum lease payments were as follows as of March 31, 2025 (in thousands):

Years ending December 31,	Amount
2025 (represents remaining nine months in 2025)	$665
2026	1,304
2027	1,577
2028	1,616
2029 and thereafter	7,333
Total lease payments	12,495
Less: imputed interest	(4,000)
Less: tenant improvement allowance not yet received	(3,725)
Present value of operating lease liabilities	$4,770

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

The Company has reserved the following shares of common stock for issuance, on an as-converted basis, as follows:

	March 31, 2025	December 31, 2024
Stock options issued and outstanding under the Plans	11,498,848	11,990,781
Remaining shares available for issuance under the Plans	5,445,680	2,631,369
Remaining shares available for issuance under the ESPP	1,550,859	906,251
Total reserved common stock	18,495,387	15,528,401

2025 Public Offering

In January 2025, the Company completed a public offering and issued 22,258,064 shares of its common stock at a price of $7.75 per share, for net proceeds of $161.7 million, after deducting underwriting discounts and commissions and offering expenses.

2024 ATM Agreement

On May 14, 2024, the Company entered into an “at the market” sales agreement, or the 2024 ATM Agreement, with TD Securities (USA) LLC, or TD Cowen, as sales agent, pursuant to which the Company may offer and sell from time to time shares of its common stock having an aggregate offering price of up to $200.0 million, or the ATM Shares. The Company has agreed to pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from any ATM Shares sold through the 2024 ATM Agreement. As of March 31, 2025, the Company had sold an aggregate of 2,030,431 shares of common stock under the 2024 ATM Agreement for gross proceeds of $20.0 million and net proceeds of approximately $19.6 million, with approximately $180.0 million remaining available for future offerings. No shares of common stock were sold under the 2024 ATM Agreement during the three months ended March 31, 2025.

10. Share-based compensation

2020 Equity Incentive Plan

In September 2020, the Company adopted the 2020 Equity Incentive Plan, or the 2020 Plan, which supersedes all prior equity incentive plans. On January 1, 2025, the number of shares available for future issuance under the 2020 Plan increased by 2,578,433 shares. As of March 31, 2025, there were 4,475,485 shares available for issuance under the 2020 Plan.

In October 2023, the Company completed its merger with Morphimmune, Inc. and assumed the Morphimmune 2020 Equity Incentive Plan, or the Morphimmune Plan. There were 555,895 shares available for issuance under the Morphimmune Plan as of March 31, 2025.

2024 Inducement Plan

In October 2024, the Company adopted the 2024 Inducement Plan, or the 2024 Plan, to reserve 2,000,000 shares of the Company’s common stock to be used exclusively for grants of equity awards to individuals that were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company. The terms and conditions of the 2024 Plan are substantially similar to the Company’s 2020 Plan. As of March 31, 2025, there were 414,300 shares available for issuance under the 2024 Plan.

Stock options granted for Chief Executive Officer

On June 28, 2023, Clay Siegall was granted 2,137,080 options to purchase shares of the Company’s common stock at an initial exercise price of $5.91 per share, or the Inducement Grant. The options vest over time during Dr. Siegall’s continued employment with the Company, which commenced on October 2, 2023. 25% of the options granted vest after one year of employment with the Company, and the remaining 75% vest monthly over the 36 months immediately following the one-year anniversary.

The Inducement Grant, the Morphimmune Plan, the 2024 Plan and the 2020 Plan are collectively referred to as the Plans.

2020 Employee Stock Purchase Plan

The Company adopted the 2020 Employee Stock Purchase Plan, or ESPP, in September 2020. On January 1, 2025, the shares of common stock authorized for issuance under the ESPP increased by 664,608 shares. As of March 31, 2025, there were 1,550,859 shares available for issuance under the ESPP. No shares of common stock have been issued under the ESPP as of March 31, 2025.

Stock options

A summary of option activity under the Plans during the three months ended March 31, 2025 is as follows:

			Weighted
		Weighted	average	Aggregate
		average	remaining	Intrinsic
	Number of	exercise price	contractual	Value
	shares	per share	term (years)	(in thousands)
Outstanding at December 31, 2024	11,990,781	$10.02	8.69	$34,209
Granted	224,000	10.10
Exercised	(256,055)	1.52
Forfeited	(348,748)	6.13
Expired	(111,130)	20.27
Outstanding at March 31, 2025	11,498,848	$10.21	8.64	$12,063
Exercisable at March 31, 2025	3,563,637	$6.26	7.60	$10,228

Aggregate intrinsic value in the above table is calculated as the difference between the exercise price of the options and the Company’s fair value of its common stock as of period end.

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2025 and 2024 was $7.76 and $14.62 per share, respectively. The aggregate intrinsic value of options exercised during the three months ended March 31, 2025 and 2024 was $2.1 million and $2.5 million, respectively.

The weighted average assumptions used in the Black-Scholes option-pricing model for stock options granted were:

	Three Months Ended March 31,
	2025	2024
Expected volatility	90.4%	84.1%
Risk-free interest rate	4.3%	4.1%
Expected term (in years)	6.08	6.06
Expected dividend yield	—%	—%

Share-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$2,434	$383
General and administrative	3,269	1,776
Total share-based compensation expense	$5,703	$2,159

Unrecognized share-based compensation related to stock options was $68.2 million as of March 31, 2025 and is expected to be recognized over a weighted average period of 3.1 years.

11. Segment information

The Company has one operating and reportable segment related to the development of targeted oncology therapies. The segment derives its current revenues from research and development collaborations.

The CODM assesses performance for the segment based on net loss, which is reported on the condensed consolidated statements of operations and comprehensive loss as net loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. When evaluating the Company’s financial performance, the CODM regularly reviews total revenues, total expenses and research and development expenses by program.

The table below is a summary of the segment net loss, including significant segment expense categories (in thousands):

	Three Months Ended March 31,
	2025	2024
Collaboration revenue	$2,926	$1,029
Less:
In-process research and development	—	(111,954)
Direct research and development expenses(1)
Varegacestat	(14,387)	(250)
IM-1021	(3,067)	(2,724)
IM-3050	(1,033)	(1,972)
Other product candidates	(6,843)	(6,295)
Indirect research and development(2)	(11,542)	(4,128)
General and administrative(3)	(10,690)	(6,005)
Total operating expenses	(47,562)	(133,328)
Loss from operations	(44,636)	(132,299)
Interest income	2,996	2,807
Net loss	$(41,640)	$(129,492)
(1)	Direct research and development expenses include external costs, such as costs related to manufacturing, outsourced research, product development, and clinical trial costs, including fees paid to investigators, consultants, central laboratories and CROs to specific product candidates.
(2)	Indirect research and development expenses include personnel salary, benefit and share-based compensation costs, depreciation and amortization, laboratory materials and services, and certain overhead expenses.
(3)	General and administrative expenses include personnel salary, benefit and share-based compensation costs, legal fees, professional fees for accounting, auditing, tax and consulting services, insurance costs, travel, depreciation and amortization, and certain overhead expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024. Unless otherwise indicated, all references in this Quarterly Report on Form 10-Q to “Immunome,” the “company,” “we,” “our,” “us” or similar terms refer to Immunome, Inc. and its subsidiary.

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

Furthermore, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

Overview

We are a clinical-stage targeted oncology company committed to developing first-in-class and best-in-class targeted therapies designed to improve outcomes for cancer patients. We are advancing an innovative portfolio of therapeutics, drawing on leadership that previously played key roles in the design, development, and commercialization of cutting-edge targeted cancer therapies, including antibody-drug conjugate therapies, or ADCs. We believe that the pursuit of novel or underexplored targets will be central to the next generation of transformative therapies. Our goal is to establish a broad pipeline of preclinical and clinical assets and develop these assets into approved products for commercialization.

We are advancing a pipeline that includes three clinical assets and three preclinical assets. Varegacestat, formerly AL102, is an investigational gamma secretase inhibitor, or GSI, currently under evaluation in a Phase 3 clinical trial for the treatment of desmoid tumors. IM-1021, a receptor tyrosine kinase-like orphan receptor 1, or ROR1, antibody-drug conjugate, received investigational new drug, or IND, clearance in December 2024, and the Phase 1 trial is ongoing with the first patient dosed in February 2025. IM-3050, a fibroblast activation protein, or FAP, targeted radioligand therapy, or RLT, received IND clearance in April 2025 and we expect to initiate a Phase 1 trial in the second half of 2025. Our preclinical assets include three solid tumor ADC drug candidates: IM-1617, IM-1340, and IM-1335, all of which are undergoing IND-enabling activities. In addition, we have multiple ADCs currently undergoing lead optimization in advance of future development decisions.

At present, our internal discovery efforts center on designing ADCs against novel or underexplored targets. We believe that pursuing differentiated targets provides a path to significant clinical benefit and meaningful market opportunities. This strategy is supported by HC74, the differentiated, novel topoisomerase 1 inhibitor, or TOP1i, payload we purchased from Zentalis Pharmaceuticals, Inc., or Zentalis, in October 2024. We have efforts underway to develop additional linkers and payloads and believe that a broad toolbox of linkers and payloads supports our mission to design and develop a diverse pipeline of ADCs.

To expand and advance our innovative portfolio of therapeutics, we draw on leadership that previously played key roles in the design, development, and commercialization of cutting-edge targeted cancer therapies, including the first ADCs commercialized for Hodgkin and T-cell lymphoma, urothelial cancer and cervical cancer.

Our current programs

Varegacestat (formerly AL102)

Our lead clinical asset is varegacestat, an oral, once daily GSI that is being evaluated for the treatment of desmoid tumors. In the Phase 2 RINGSIDE study Part A, varegacestat demonstrated objective response rates, or ORR, of 75% of evaluable patients and 64% in the intent-to-treat population; median reduction in tumor volume of 88%; and an 85% reduction in T2 imaging, which is suggestive of a reduction in cellularity. The Phase 2 data also show a safety profile consistent with the GSI class. Enrollment in a Phase 3 registrational trial was completed in February 2024, and we expect to report topline data from this trial in the second half of 2025. We acquired varegacestat from Ayala Pharmaceuticals, Inc., or Ayala, in March 2024.

IM-1021 (Solid Tumor and B-Cell Lymphoma ADC)

IM-1021 is a ROR1 ADC that incorporates HC74, our proprietary TOP1i payload. ROR1 is expressed in both hematologic malignancies and solid tumors with limited normal tissue expression, and previous ADCs targeting ROR1 have demonstrated clinical activity. In preclinical studies, IM-1021 showed sustained tumor regression in preclinical models, including a mouse model of triple-negative breast cancer, or TNBC, and a mouse model of mantle cell lymphoma, or MCL. We believe that IM-1021 may provide improved therapeutic index as compared to other ROR1-targeted ADCs in development. IM-1021 received IND clearance in December 2024, and the Phase 1 clinical trial is ongoing with a starting dose of 2 mg/kg of adjusted ideal body weight. We expect dose escalation to include patients both with solid tumors and with B-cell lymphomas.

IM-3050 (FAP Radioligand Therapy)

IM-3050 is a FAP-targeted lutetium-177, Lu-177 or 177Lu, RLT product candidate for the treatment of solid tumors. FAP is a cell surface protease that serves as a tumor-specific marker due to its broad expression on cancer associated fibroblasts, the most common tumor stromal cell. FAP is expressed in 75% of solid tumors. IM-3050 is designed to deliver radioactive 177Lu directly to FAP- expressing cells, where the “bystander” effect of the radiation may damage or kill nearby tumor cells. We believe this RLT approach could overcome the limitations, such as poor internalization and low expression on tumor cells, that make FAP an unsuitable target for ADCs. In vivo data show single dose antitumor activity and tolerability. We received IND clearance for this program in April 2025 and expect to initiate a Phase 1 clinical trial in the second half of 2025.

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

Other Programs and Platforms

In addition to the already described current programs, we expect to continue to invest in discovery efforts intended to expand our pipeline. Additional ADC programs are the primary focus of these efforts. We believe that our team’s ADC expertise positions us to develop the next generation of transformative ADCs. This expertise comprises executive leadership with a proven record of success, an ADC-focused discovery team with deep experience in ADC design, and a seasoned development team whose members spearheaded the development of multiple FDA-approved ADCs. We pair our portfolio of antibodies to potential first-in-class ADC targets with rigorous target selection based on a deep understanding of target biology. That target-driven approach is complemented by HC74, our differentiated, proprietary TOP1i payload and our optimized, proprietary linkers.

Components of our results of operations

Collaboration revenue

We have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products for the foreseeable future. To date, we have generated our revenue through a Collaboration and Option Agreement, or the Collaboration Agreement, with AbbVie Global Enterprises Ltd., or AbbVie. Our collaboration revenue to date consists of payments from AbbVie that we recognize over the expected performance period under this agreement. We expect that revenues for the foreseeable future will be derived primarily from this agreement and any additional collaborations into which we may enter. We have not received any royalties under the Collaboration Agreement to date.

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

Results of operations

Comparison of the three months ended March 31, 2025 and 2024

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Collaboration revenue	$2,926	$1,029	$1,897
Operating expenses:
In-process research and development	—	111,954	(111,954)
Research and development(1)	36,872	15,369	21,503
General and administrative(1)	10,690	6,005	4,685
Total operating expenses	47,562	133,328	(85,766)
Loss from operations	(44,636)	(132,299)	87,663
Interest income	2,996	2,807	189
Net loss	$(41,640)	$(129,492)	$87,852

(1)	Amounts include non-cash share-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Research and development	$2,434	$383	$2,051
General and administrative	3,269	1,776	1,493
Total share-based compensation expense	$5,703	$2,159	$3,544

Collaboration revenue

Collaboration revenue increased by $1.9 million, from $1.0 million for the three months ended March 31, 2024 to $2.9 million for the three months ended March 31, 2025. The increase was primarily due to an increase in certain research and development activities allocated to AbbVie during the three months ended March 31, 2025 compared to the same period in 2024.

In-process research and development expense

There was no IPR&D expense for the three months ended March 31, 2025. IPR&D expense for the three months ended March 31, 2024 was related to the write-off of IPR&D assets that were acquired from Zentalis and Ayala and determined to have no alternative future use.

Research and development expenses

Research and development expenses increased by $21.5 million, from $15.4 million for the three months ended March 31, 2024 to $36.9 million for the three months ended March 31, 2025.

The table below shows our research and development expenses incurred with respect to each active program (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Varegacestat (1)	$14,387	$250	$14,137
IM-1021 (2)	3,067	2,724	343
IM-3050 (3)	1,033	1,972	(939)
Other product candidates (4)	6,843	6,295	548
Indirect research and development (5)	11,542	4,128	7,414
Total	$36,872	$15,369	$21,503
(1)	The increase for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was due primarily to manufacturing and clinical trial activities related to varegacestat, which we acquired from Ayala in March 2024.
(2)	The increase for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was due primarily to increased clinical trial activities as we initiated our Phase 1 trial in February 2025.
(3)	The decrease for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was due primarily to the timing of outsourced research, manufacturing and IND-enabling activities. We received IND clearance for this program in April 2025.
(4)	The increase for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was due primarily to increased ADC discovery activities.
(5)	The increase for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was due primarily to an increase in personnel and personnel-related costs in support of varegacestat, IM-1021, IM-3050 and other development and discovery programs.

General and administrative expenses

General and administrative expenses increased by $4.7 million, from $6.0 million for the three months ended March 31, 2024 to $10.7 million for the three months ended March 31, 2025. The increase was primarily a result of a $3.3 million increase in personnel-related costs from an increase in headcount, including a $1.5 million increase in share-based compensation.

Interest income

Interest income increased by $0.2 million from $2.8 million for the three months ended March 31, 2024 to $3.0 million for the three months ended March 31, 2025. The increase was primarily a result of higher marketable security balances, partially offset by lower interest rates during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Liquidity and capital resources

Sources of liquidity

Since our inception in 2006, we have devoted substantially all our resources to research and development, raising capital, building our management team, building our intellectual property portfolio and entering and executing on collaborations and strategic transactions. To date, we have financed our operations primarily through sales of our equity securities.

To date, we have not generated any revenue from commercial sale of products and do not expect to generate revenue from commercial sales for the foreseeable future. Since inception, we have incurred significant operating losses and negative cash flows from operations. Our net losses were $41.6 million and $129.5 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had cash, cash equivalents and marketable securities of $317.3 million and an accumulated deficit of $557.4 million.

In January 2025, we issued 22,258,064 shares of our common stock at $7.75 per share for net proceeds of $161.7 million, after deducting underwriting discounts and commissions and offering expenses payable by us, or the 2025 Financing.

In May 2024, we entered into an “at the market” sales agreement, or the 2024 ATM Agreement, with TD Securities (USA) LLC, or TD Cowen, as sales agent, pursuant to which we may offer and sell from time to time shares of our common stock having an aggregate offering price of up to $200.0 million, or the ATM Shares. We have agreed to pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from any ATM Shares sold through the 2024 ATM Agreement. As of March 31, 2025, we had sold an aggregate of 2,030,431 shares of common stock under the 2024 ATM Agreement for gross proceeds of $20.0 million and net proceeds of approximately $19.6 million, with approximately $180.0 million remaining available for future offerings. No shares of common stock were sold under the 2024 ATM Agreement during the three months ended March 31, 2025.

Cash flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash used in operating activities	$(53,055)	$(11,170)
Cash provided by (used in) investing activities	5,089	(37,231)
Cash provided by financing activities	162,228	219,445
Net increase in cash and cash equivalents and restricted cash	$114,262	$171,044

Operating activities

Net cash used in operating activities for the three months ended March 31, 2025 was $53.1 million, consisting primarily of our net loss of $41.6 million and a net change in operating assets and liabilities of $17.0 million, partially offset by noncash charges of $5.6 million. The noncash charges primarily consisted of $5.7 million of share-based compensation. The change in operating assets and liabilities primarily consisted of a decrease in accrued expenses and other current liabilities of $8.5 million, a decrease in accounts payable of $3.8 million, a decrease in deferred revenue of $2.9 million and an increase in prepaid expenses and other assets of $1.7 million.

Net cash used in operating activities for the three months ended March 31, 2024 was $11.2 million, consisting primarily of our net loss of $129.5 million, partially offset by noncash charges of $113.8 million and a net change in operating assets and liabilities of $4.5 million. The noncash charges primarily consisted of $112.0 million of IPR&D assets acquired without alternative future use and $2.2 million of share-based compensation. The change in operating assets and liabilities primarily consisted of a decrease in prepaid expense and other current assets of $2.5 million, an increase in accounts payable of $2.4 million, and an increase in accrued expenses and other current liabilities of $0.7 million, partially offset by a decrease in deferred revenue of $1.0 million.

Investing activities

Net cash provided by investing activities for the three months ended March 31, 2025 was $5.1 million, consisting of $15.0 million from maturities of marketable securities, partially offset by $6.2 million of upfront and milestone payments related to IPR&D assets and $3.7 million of purchases of property and equipment.

Net cash used in investing activities for the three months ended March 31, 2024 was $37.2 million, consisting of $35.1 million in IPR&D assets acquired from Zentalis and Ayala and $2.2 million of purchases of property and equipment.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2025 was $162.2 million, consisting of gross proceeds of $172.5 million from the 2025 Financing and $0.2 million from the exercise of options, partially offset by offering costs of $10.5 million from the 2025 Financing.

Net cash provided by financing activities for the three months ended March 31, 2024 was $219.4 million, consisting of gross proceeds of $230.0 million from our issuance of 11,500,000 shares of our common stock at $20.00 per share in a public offering, or the 2024 Financing, and $3.6 million from the exercise of options and common stock warrants, partially offset by offering costs of $14.2 million from the 2024 Financing.

Funding requirements

We expect our expenses to increase substantially in connection with our ongoing and future activities, particularly as we advance and expand our clinical development of varegacestat, seek regulatory approval for varegacestat, advance the clinical development of IM-1021 and IM-3050, continue the development of our other current product candidates and any future product candidates, and continue to pursue our business development strategy. We expect that our primary uses of capital will be for clinical development services, non-clinical research, strategic transactions, manufacturing, legal and other regulatory compliance expenses, compensation and related expenses, risk management and general overhead costs.

We expect that our existing cash, cash equivalents and marketable securities as of March 31, 2025 will be sufficient to fund our current and planned operating expenses and capital expenditures for at least 12 months from the filing date of this Quarterly Report on Form 10-Q. We will need additional financing to support our continuing operations and pursue our research and development strategy. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our programs and product candidates.

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

Contractual obligations and contingencies

We have no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancelable, purchase order basis. Our expected material cash requirements do not include potential contingent payments that we may be required to pay upon the achievement of development, regulatory or commercial milestones pursuant to asset acquisitions and license agreements to which we are a party, nor do they include potential contingent payments upon the achievement of development, regulatory and commercial milestones or royalty payments that we may be required to make under license agreements we have entered into or may enter into with various entities pursuant to which we have in-licensed certain intellectual property. For further details on the potential contingent payments related to asset acquisitions and license agreements, see Note 7 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical accounting policies and estimates

There have been no material changes in our critical accounting policies and estimates from those disclosed in our Form 10-K for the fiscal year ended December 31, 2024. For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical accounting policies and estimates” in Part II, Item 7 of our Form 10-K for the fiscal year ended December 31, 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of March 31, 2025, were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

●	We are a biopharmaceutical company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.
●	We have a limited operating history, which may make it difficult to evaluate our drug development capabilities and predict our future performance.
●	We have not yet demonstrated successful completion of clinical development, submitted a New Drug Application, or NDA, or Biologics License Application, or BLA, obtained FDA approval for marketing, or successfully commercialized a product, and we may be unable to do so. Furthermore, varegacestat, which we recently acquired, is currently in Phase 3 clinical development, but such acquisition and prior clinical success is not indicative of our ability to obtain NDA approval or successfully commercialize varegacestat.
●	We may be unable to advance any of our product candidates into and through clinical development, obtain regulatory approvals and ultimately commercialize them, or we could experience significant delays in doing so.
●	We may not be successful in our efforts to use and expand our ADC platform to build and progress a pipeline.

●	We may pursue particular programs or product candidates over others; these decisions may prove to be wrong and may adversely impact our business.
●	We may fail to realize the business benefits anticipated as a result of completed or future strategic transactions.
●	As a targeted radioligand therapy, our IM-3050 program may face additional and potentially unpredictable challenges.
●	Clinical trials are expensive, time-consuming and difficult to design and implement.
●	Preliminary results from our preclinical studies and clinical trials that we announce or publish from time to time may change as more data become available and as the data undergo audit and verification procedures. Furthermore, clinical development has an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results and generally could be impacted by other factors beyond our reasonable control.
●	If we encounter difficulties enrolling participants in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
●	We may experience delays in completion of our clinical trials based on study design.
●	We face substantial competition, which may result in others discovering, developing or commercializing products more quickly or marketing them more successfully than us. Additionally, if their product candidates are shown to be safer or more effective than ours, then our commercial opportunity will be reduced or eliminated.
●	If we or others identify undesirable side effects caused by any of our current or future product candidates undergoing clinical trials, our ability to market and derive revenue from the product candidate could be compromised.
●	If third parties on which we rely to conduct our current and future preclinical studies and clinical trials do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our programs could be delayed with material and adverse impacts on our business and financial condition.
●	Because we rely on third parties for manufacturing, supply and testing, some of which may be sole source vendors, for preclinical and clinical development materials and commercial supplies, our supply may become limited or interrupted or may not be of satisfactory quantity or quality.
●	It is difficult and costly to protect our intellectual property and our proprietary technologies, and we may not be able to ensure their protection.
●	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
●	Any inability to attract and retain qualified key management, technical personnel and employees would impair our ability to implement our business plan. In addition, prior successes of our personnel may not be indicative of our future success.
●	The market price of our common stock is expected to be volatile, and purchasers of our common stock could incur substantial losses.
●	Unfavorable global economic and political conditions, including tariffs and trade barriers, could adversely affect our business, financial condition or results of operations.

RISK FACTORS

As noted throughout this Quarterly Report on Form 10-Q, or this Quarterly Report, we are subject to a number of risks and uncertainties. You should consider and read carefully all the risks and uncertainties described below, as well as other information included in this Quarterly Report, including our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and our “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” The risks and uncertainties described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment. This Quarterly Report also contains forward-looking statements and estimates. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. We have marked with an asterisk (*) those risk factors that were not included as separate risk factors in, or reflect changes from the similarly titled risk factors included in, Item 1A of our Annual Report on Form 10-K, filed with the SEC on March 19, 2025. References to “we,” “us,” and “our” in this section refer to Immunome and its subsidiaries.

Risks Related to Our Business

We are a biopharmaceutical company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.*

We are a biotechnology company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, raising capital, pursuing strategic transactions, building our management team and building our intellectual property portfolio, and we have incurred significant operating losses. As of March 31, 2025, we had an accumulated deficit of $557.4 million. Our net loss for the year ended December 31, 2024 was $293.0 million and $41.6 million for the three months ended March 31, 2025. To date, we have not generated any revenue from product sales, and we have not identified or sought or obtained regulatory approval for the marketing or sale of any product. Furthermore, we may not generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development activities and the regulatory approval process for our programs and product candidates.

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

We will need to raise substantial additional funds to advance development of our product candidates and our ADC platform, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize any of our product candidates.*

The research and development of biotechnology products is capital-intensive. If our product candidates continue to advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities. We have used substantial funds to develop and acquire our product candidates and will require significant funds to continue to advance our ADC platform and conduct further research and development, including preclinical studies and clinical trials, to seek regulatory approvals and to manufacture and market products, if any, that are approved for commercial sale. In addition, we incur additional costs associated with operating as a public company.

Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities as of March 31, 2025 will be sufficient to fund our current and planned operating expenses and capital expenditures for at least 12 months from the filing date of this Quarterly Report on Form 10-Q. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of biotechnology products is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

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

To date, we have primarily financed our operations through the sale of equity securities. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, including pursuant to the 2024 ATM Agreement, debt financings, collaborations, strategic alliances, licensing arrangements, government contracts and other arrangements. We cannot assure you that we will be successful in acquiring additional funding at levels sufficient to fund our operations on terms favorable to us or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our preclinical studies, clinical trials, research and development programs or commercialization efforts. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies and clinical trials. To the extent that we raise additional capital through further collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights, future revenue streams or research programs or to grant licenses on terms that may not be as favorable to us. If we do raise additional capital through public or private equity, including pursuant to the 2024 ATM Agreement, or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of certain securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

We do not expect to realize revenue from product sales (either directly or through our collaborators) in the foreseeable future, if at all, unless and until our drug candidates complete clinical testing, are approved for commercialization and are successfully marketed.

Risks Related to Our Discovery, Development and Regulatory Approval of Programs and Product Candidates

We may be unable to advance any of our product candidates into and through clinical development, obtain regulatory approvals and ultimately commercialize them, or we could experience significant delays in doing so.*

Some of our candidates are in the early stages of development efforts, and we will need to continue to progress our product candidates through preclinical studies and submit INDs to the FDA or appropriate regulatory documents to applicable foreign authorities prior to initiating their clinical development. Additionally, we acquired varegacestat, a Phase 3 clinical asset, which requires additional clinical data before we can submit an NDA to the FDA and other applicable foreign authorities. We also only recently initiated our Phase 1 clinical study for IM-1021 and have not yet initiated our Phase 1 clinical study for IM-3050. We have no products on the market that have gained regulatory approval. Our ability to generate revenue and achieve and sustain profitability depends on our ability to continue to identify programs and nominate product candidates, advance them into preclinical and clinical development and obtain regulatory approvals for and successfully commercializing them, either alone or through a collaboration.

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

As a targeted radioligand therapy, our IM-3050 program may face additional and potentially unpredictable challenges.*

Lutetium-177 (177Lu), or Lu-177, oncology therapy is relatively new; only two Lu-177 therapies have been approved in the United States or the European Union and only a limited number of clinical trials of products based on Lu-177 therapies have commenced. As such, it is difficult to accurately predict the developmental challenges we may incur in advancing IM-3050 through clinical trials, if at all. The IM-3050 program is subject to risks described above as well as others that may include:

●	interruptions to our ability to obtain and deliver on a timely basis sufficient supply of raw materials, isotopes and clinical trial materials for our nonclinical needs and potential future clinical and commercial needs;
●	we may not be able to find and retain suitable vendors, including contract research organizations, or CROs and clinical manufacturing organizations, for our development due to the limited number of suppliers qualified to work with radioactive material, or we may develop sole-source relationships with vendors, which may present additional risks inherent to a sole-source relationship;
●	if we initiate a clinical trial, our ability to recruit patients may be negatively impacted by the limited number of sites that can administer radioligand therapies;
●	if our product is successfully approved for commercial sale, our revenue may be negatively impacted by the limited number of sites that can administer radioligand therapies; and
●	due to the short half-life of Lu-177, we may incur significant expense developing the means required to effectively and timely distribute drug products to clinical sites and, if approved, to sites for administration to patients.

Clinical trials are expensive, time-consuming and difficult to design and implement.*

Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For example, we will incur additional expenses related to our varegacestat, IM-1021 and IM-3050 clinical trials. Additionally, because our other product candidates are based on new technologies and discovery approaches, we expect that they will require extensive research and development and have substantial manufacturing and processing costs. In addition, costs to treat study participants and to treat potential side effects that may result from our product candidates may be significant. Accordingly, our clinical trial costs are likely to be high and could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

We may experience delays in completion of our clinical trials based on study design.*

The clinical trial for varegacestat, RINGSIDE Part B is an event-driven study, which means that ending the study is tied to the occurrence of a certain number of events. It is not possible to predict accurately when the requisite events will occur, if at all. Given this inherent uncertainty, there can be no assurance that timing for completion of the study and reporting of data will be achieved as and when anticipated by the Company. Any delays in our clinical programs could significantly harm our business, financial condition and prospects.

We face substantial competition, which may result in others discovering, developing or commercializing products more quickly or marketing them more successfully than us. Additionally, if their product candidates are shown to be safer or more effective than ours, then our commercial opportunity will be reduced or eliminated.*

The development and commercialization of new product candidates is highly competitive. We compete in the segments of the pharmaceutical, biotechnology and other related markets that develop therapies for the treatment of cancer, which is highly competitive with rapidly changing standards of care. As such, our commercial opportunity could be reduced or eliminated if our competitors develop or commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop or that would render any products that we may develop obsolete or non-competitive. Our competitors also may obtain marketing approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

With respect to varegacestat, we expect to compete with companies advancing treatments for desmoid tumors, including SpringWorks Therapeutics, Inc. In November 2023, SpringWorks received FDA approval for its oral gamma secretase inhibitor, OGSIVEO® (nirogacestat), for the treatment of adult patients with progressing tumors who require systemic treatment. Desmoid tumor treatments also include surgery, hormonal therapy, cryotherapy, targeted therapy and chemotherapy. In April 2025, Merck KGaA announced a definitive agreement to acquire SpringWorks. We cannot predict the nature or extent of any impact that an acquisition of SpringWorks, if consummated, would have on the competitive landscape for varegacestat.

Regarding IM-3050, we are aware of several other companies developing FAP-targeted radioligand therapies, which may represent direct competition to that program. For instance, Novartis, Yantai LNC Biotechnology, and Perspective Therapeutics have disclosed FAP-targeted radioligand therapies in clinical development. Additionally, our IM-3050 program faces competition from competitors who may have superior access to a consistent supply of radioactive isotopes.

IM-1021 is a ROR1 ADC program with the potential to address hematologic and solid tumor indications. We are aware of several other companies developing therapeutics, including ADCs, targeting ROR1, and they may represent direct competition to our ROR1 ADC program. For example, Merck has a ROR1 ADC program (Zilovertamab vedotin) in a Phase 3 clinical trial for diffuse large B-cell lymphoma, and CStone Pharmaceuticals, Inc. has disclosed a ROR1 ADC program in clinical development.

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

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, the United Kingdom’s GDPR, or UK GDPR, (collectively, GDPR), Australia’s Privacy Act 1988, and Israel’s Protection of Privacy Law (“PPL”) impose strict requirements for processing personal information. For example, under the GDPR, companies subject to these laws and in the event of non-compliance may experience temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal information brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Compliance with foreign data privacy and security laws and regulations requires us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impacts our ability to operate in certain jurisdictions.

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

Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered individuals (i.e., individuals and entities located in or controlled by individuals or entities located in those jurisdictions) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to transfer data in connection with certain transactions or agreements.

We may also become subject to new laws that regulate non-personal data. For example, the European Union’s Data Act imposes certain data and cloud service interoperability and switching obligations to enable users to switch between cloud service providers without undue delay or cost, as well as certain requirements concerning cross-border international transfers of, and governmental access to, non-personal data outside the EEA. Depending on how this Act and any similar laws are implemented and interpreted, we may have to adapt our business practices and contractual arrangements to comply with such obligations.

Our employees and personnel use generative artificial intelligence, or AI, technologies to perform their work, and the disclosure and use of personal information in AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use AI, it could make our business less efficient and result in competitive disadvantages.

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups, and we may become subject to such additional obligations in the future. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, some clinical trial sites who share data about clinical trial participants contractually limit our ability to use and disclose personal information.

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

Further, among other things, the IRA has multiple provisions that may impact the prices of products that are both sold into the Medicare program and throughout the United States. Starting in 2023, the Centers for Medicare & Medicaid Services, or CMS, began to implement the program in which a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the product’s price increases faster than the rate of inflation. This calculation is made on a product by product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a product that is paid for by Medicare Parts B or D. Additionally, starting in payment year 2026, CMS will begin to reimburse negotiated drug prices annually for a select number of single source Part D drugs that have been on the market for at least 7 years without generic or biosimilar competition, or the Medicare Drug Price Negotiation Program. On August 15, 2024, CMS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, CMS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program If a product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. The IRA permits the U.S. Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. It is unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry.

Further, on December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad, particularly given the recent change in administration. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions include, for example, directives to reduce agency workforce, program cuts, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan, directing HHS to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Negotiation Program, and directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. We expect that additional state and federal health care reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for health care products and services, which could result in reduced demand for our product candidates or additional pricing pressures, or otherwise adversely impact our operations.

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

If third parties on which we rely to conduct our current and future preclinical studies and clinical trials do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our programs could be delayed with material and adverse impacts on our business and financial condition.*

We currently rely, and intend to continue to rely, on third-party clinical investigators, CROs, clinical data management organizations and consultants to design, conduct, supervise and monitor certain preclinical studies and any clinical trials, including for the Phase 3 clinical trial of varegacestat and the Phase 1 clinical trials of IM-1021 and IM-3050. Since we rely on these third parties and will not have the ability to conduct certain preclinical studies or clinical trials independently, we will have less control over the timing, quality and other aspects of such preclinical studies and clinical trials than we would have had we conducted them on our own. These investigators, CROs and consultants are not our employees and we will have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we may contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.

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

Because we rely on third parties for manufacturing, supply and testing, some of which may be sole source vendors, for preclinical and clinical development materials and commercial supplies, our supply may become limited or interrupted or may not be of satisfactory quantity or quality.*

We currently rely, and intend to continue to rely, on third-party contract manufacturers for our preclinical and clinical trial product materials and commercial supplies, including for our Phase 3 clinical trial of varegacestat and our Phase 1 clinical trials of IM-1021 and IM-3050. We do not intend to produce any meaningful quantity of materials needed for preclinical and clinical development through our internal resources, and we do not currently own manufacturing facilities for producing such supplies. While we intend to try to avoid sole-source arrangements with any of our manufacturing, supply and testing vendors, it may not always be possible to do so. We cannot assure you that our preclinical or future clinical development product supplies and commercial supplies will not be limited or interrupted, especially with respect to any sole source third-party manufacturing and supply partners or will be of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements.

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

A cyber attack or breach of our information technology systems or data, or those of the third parties with whom we work, could cause adverse consequences, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; and other adverse consequences.*

In the ordinary course of business, we, our collaborators, our vendors, and other third parties with whom we work may process proprietary, confidential, and sensitive data, including our clinical trial data, health-related data or personal information, or collectively, sensitive data.

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

Certain of the previously identified or similar threats have in the past and may in the future cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt or otherwise impact our ability (and that of third parties upon whom we rely) to conduct our business. We have in the past and may in the future expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations require us to implement and maintain specific security measures or industry-standard or reasonable security measures in an effort to protect our information technology systems and sensitive data.

Applicable data privacy and security obligations require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such requirements could lead to material adverse consequences. Security incidents or perceived security incidents may result in material adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal information); litigation (including class claims) and mass arbitration demands; indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); disputes with physicians and other healthcare providers, clinical trial participants and our partners; increases in operating expenses; expenses or lost revenues; or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows.

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

Risks Related to Our Business Operations and Industry

Any inability to attract and retain qualified key management, technical personnel and employees would impair our ability to implement our business plan. In addition, prior successes of our personnel may not be indicative of our future success.*

Our success largely depends on the continued service of key management, advisors, consultants and other specialized personnel. While we have written employment agreements with our management team and each of our key employees, those employment arrangements are at-will and could be terminated at any time. The loss of one or more members of our management team or other key employees, advisors or consultants could delay our research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects. We do not currently maintain “key man” insurance on any of our executive officers.

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

As of March 31, 2025, we had 131 full-time employees. The continued operation of our business and execution of our plans will require material additional staffing within the next twelve months. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to advance our ADC platform, develop our programs or product candidates or run our operations or to accomplish our objectives.

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

Pursuant to our 2020 Equity Incentive Plan, or 2020 Plan, our board of directors or committee thereof or, in accordance with applicable law, designated members of management are authorized to grant stock options to our employees, directors and consultants. In addition, pursuant to our 2024 Inducement Plan, as amended, our board of directors, or a committee thereof, is authorized to grant inducement awards to new hires as a material inducement to their employment with us. The aggregate number of shares of our common stock that may be issued pursuant to stock awards under our 2020 Plan as of March 31, 2025 shall not exceed 10,774,732 shares, and the aggregate number of shares of our common stock that may be issued pursuant to stock awards under our 2024 Inducement Plan shall not exceed 3,500,000 shares.

Additionally, the number of shares of our common stock reserved for issuance under our 2020 Plan will automatically increase on January 1 of each year, beginning on January 1, 2021 and continuing through and including January 1, 2030, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. Additionally, pursuant to Morphimmune Inc.’s 2020 Equity Incentive Plan, or the Morphimmune Plan, the aggregate number of shares that may be issued pursuant to stock awards under the Morphimmune Plan as of March 31, 2025 may not exceed 2,822,308 shares. Although we did not initially anticipate issuing awards under the Morphimmune Plan, depending on our needs, we may in the future issue awards under the Morphimmune Plan. Additionally, on June 28, 2023, Clay Siegall was granted options to purchase shares of the Company’s common stock pursuant to an Inducement Grant. The aggregate number of stock awards that may be issued under the Inducement Grant may not exceed 2,137,080 shares.

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

General Risk Factors

Unfavorable global economic and political conditions, including tariffs and trade barriers, could adversely affect our business, financial condition or results of operations.*

The results of our operations could be adversely affected by general conditions in the global economy, the global financial markets and the global political conditions. The United States and global economies are facing inflation, higher interest rates and potential recession. Furthermore, uncertainties associated with a severe or prolonged economic downturn, recessions or depressions, or political disruption such as potential trade wars, tariffs or the war between Ukraine and Russia and the conflicts in the Middle East, and other macroeconomic developments could result in a variety of risks to our business, including weakened demand for our product candidates, if approved, relationships with any vendors or business partners located in affected geographies and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption, including any international trade disputes, could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential products, if approved. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.

In particular, we utilize third-party suppliers and vendors in several countries outside of the United States for various aspects of our business, including research and manufacturing activities, and those third parties may do the same in their performance of their work for us. Accordingly, there is inherent risk, based on the complex relationships among the U.S. and certain of these countries, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations. Additionally, the current international trade and regulatory environment is subject to significant ongoing uncertainty. For example, the U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. Current or future tariffs could complicate or disrupt our existing and future supply chain and may result in increased research and development expenses. Trade restrictions affecting the import of necessary materials could result increased costs to us or cause delays in our research and development timelines, thereby placing us at a competitive disadvantage as compared to companies operating in regions with more favorable trade relationships or with more resources than ours or those of our vendors. In addition, as we advance toward future commercialization, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities and vendor relationships. All of these developments have created a dynamic and unpredictable landscape, which may adversely impact our business, results of operations, financial condition and prospects.

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

Future changes in financial accounting standards or practices may cause adverse and unexpected revenue fluctuations and adversely affect our reported results of operations.*

Future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our reported financial position or results of operations. Financial accounting standards in the United States are constantly under review and new pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and are expected to occur again in the future. As a result, we may be required to make changes in our accounting policies. Those changes could affect our financial condition and results of operations or the way in which such financial condition and results of operations are reported. We intend to invest resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from business activities to compliance activities. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I of this Quarterly Report.

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

If we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected.*

Our research, development and manufacturing involve the use of hazardous and radioactive materials and various flammable and toxic chemicals. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous and radioactive materials and waste products. Although we believe our procedures for storing, handling and disposing of these materials in our facilities comply with the relevant guidelines of the State of Washington and the Occupational Safety and Health Administration of the U.S. Department of Labor, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for substantial resulting damages. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of animals and biohazardous materials. Our workers’ compensation insurance may not provide adequate coverage against costs and expenses we may incur due to injuries to our employees resulting from the use of these materials. Our current environmental liability insurance covering certain of our facilities could be inadequate for all environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials and waste products. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a)	(b)
	Total number	Average price
	of shares (or units)	paid per share
Period	purchased	(or unit)
January 1, 2025 - January 31, 2025	—	$—
February 1, 2025 - February 28, 2025	—	—
March 1, 2025 - March 31, 2025(1)	19,093	9.22
Total	19,093	$9.22
(1)	The number of shares reported reflects a deemed surrender of shares in connection with a stock swap transaction to cover the exercise price of employee stock options. The deemed price paid was the closing price of our common stock on the Nasdaq Capital Market on the date of exercise.

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

10.1#

Relocation Offer Letter dated January 20, 2025, by and between the Company and Max Rosett (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2025).

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

101

Interactive Data File (Form 10-Q for the Quarterly Period ended March 31, 2025 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.” The instance document does not appear in the interactive file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive File (embedded within the Inline XBRL document).
*	Filed or furnished herewith.
#	Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNOME, INC.
(Registrant)

Date: May 12, 2025	By:	/s/ Clay B. Siegall, Ph. D.
	Name:	Clay B. Siegall, Ph. D.
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2025	By:	/s/ Max Rosett
	Name:	Max Rosett
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)