Form 10-Q
period 2025-06-30
Immunome Inc.
filed 2025-08-06
CIK 1472012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____to_____

Commission File Number: 001-39580

Immunome, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0694340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18702 N. Creek Parkway, Suite 100 Bothell, WA	98011
(Address of principal executive offices)	(Zip Code)

(425) 939‑7410

(Registrant’s telephone number, including area code)

Not applicable.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	IMNM	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

There were 87,045,008 shares of the registrant’s common stock outstanding as of August 4, 2025.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

IMMUNOME, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$143,876	$143,351
Marketable securities	124,160	73,952
Prepaid expenses and other current assets	9,396	4,036
Total current assets	277,432	221,339
Property and equipment, net	11,025	10,113
Operating right-of-use assets	3,269	4,278
Restricted cash	210	100
Other long-term assets	4,354	4,411
Total assets	$296,290	$240,241
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,660	$14,189
Accrued expenses and other current liabilities	18,218	33,177
Deferred revenue, current	—	6,941
Total current liabilities	22,878	54,307
Operating lease liabilities, net of current portion	4,142	4,769
Total liabilities	27,020	59,076
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at June 30, 2025 and December 31, 2024; 87,012,835 and 64,460,829 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	9	6
Additional paid-in capital	870,092	696,872
Accumulated other comprehensive (loss) income	(24)	57
Accumulated deficit	(600,807)	(515,770)
Total stockholders’ equity	269,270	181,165
Total liabilities and stockholders’ equity	$296,290	$240,241

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOME, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaboration revenue	$4,015	$2,364	$6,941	$3,393
Operating expenses:
In-process research and development	—	6,312	—	118,266
Research and development	40,451	29,083	77,323	44,452
General and administrative	10,042	6,978	20,732	12,983
Total operating expenses	50,493	42,373	98,055	175,701
Loss from operations	(46,478)	(40,009)	(91,114)	(172,308)
Interest income	3,081	3,887	6,077	6,694
Net loss	$(43,397)	$(36,122)	$(85,037)	$(165,614)
Net loss per share, basic and diluted	$(0.50)	$(0.60)	$(1.02)	$(2.97)
Weighted-average shares outstanding, basic and diluted	87,010,742	59,936,703	83,231,544	55,740,543
Comprehensive loss:
Net loss	$(43,397)	$(36,122)	$(85,037)	$(165,614)
Unrealized loss on marketable securities	(21)	(2)	(81)	(20)
Comprehensive loss	$(43,418)	$(36,124)	$(85,118)	$(165,634)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOME, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	64,460,829	$6	$696,872	$57	$(515,770)	$181,165
Share-based compensation expense	—	—	5,703	—	—	5,703
Issuance of common stock for public offering, net of commissions and offering costs of $10,755	22,258,064	3	161,742	—	—	161,745
Exercise of stock options	236,962	—	213	—	—	213
Unrealized loss on marketable securities	—	—	—	(60)	—	(60)
Net loss	—	—	—	—	(41,640)	(41,640)
Balance at March 31, 2025	86,955,855	9	864,530	(3)	(557,410)	307,126
Share-based compensation expense	—	—	5,347	—	—	5,347
Exercise of stock options	56,980	—	215	—	—	215
Unrealized loss on marketable securities	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	(43,397)	(43,397)
Balance at June 30, 2025	87,012,835	$9	$870,092	$(24)	$(600,807)	$269,270

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2023	43,251,778	$4	$342,663	$22	$(222,807)	$119,882
Share-based compensation expense	—	—	2,159	—	—	2,159
Issuance of common stock under Zentalis License Agreement	2,298,586	—	23,388	—	—	23,388
Issuance of common stock under the Ayala Asset Purchase Agreement	2,175,489	—	50,645	—	—	50,645
Issuance of common stock for public offering, net of commissions and offering costs of $14,592	11,500,000	2	215,408	—	—	215,410
Exercise of stock options	125,704	—	171	—	—	171
Exercise of common stock warrants	342,686	—	3,427	—	—	3,427
Unrealized loss on marketable securities	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	(129,492)	(129,492)
Balance at March 31, 2024	59,694,243	6	637,861	4	(352,299)	285,572
Share-based compensation expense	—	—	3,227	—	—	3,227
Exercise of stock options	289,041	—	859	—	—	859
Exercise of common stock warrants	30,371	—	304	—	—	304
Unrealized loss on marketable securities	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(36,122)	(36,122)
Balance at June 30, 2024	60,013,655	$6	$642,251	$2	$(388,421)	$253,838

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOME, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(85,037)	$(165,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,248	706
Amortization of right-of-use asset	198	230
Accretion of discounts on marketable securities	(2,023)	(890)
Share-based compensation expense	11,050	5,386
Loss on disposal of property and equipment	891	—
Charge for purchase of in-process research and development assets	—	118,266
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(5,303)	877
Accounts payable	(8,758)	2,364
Accrued expenses and other current liabilities	(7,902)	7,568
Deferred revenue	(6,941)	(3,393)
Operating lease liabilities	121	(67)
Net cash used in operating activities	(102,456)	(34,567)
Cash flows from investing activities:
Purchases of in-process research and development assets	(6,246)	(41,723)
Purchases of marketable securities	(123,266)	(112,688)
Maturities of marketable securities	75,000	40,000
Purchases of property and equipment	(4,570)	(4,508)
Net cash used in investing activities	(59,082)	(118,919)
Cash flows from financing activities:
Proceeds from public offering	172,500	230,002
Payment of offering costs	(10,755)	(14,624)
Proceeds from exercise of stock options	428	1,030
Proceeds from exercise of common stock warrants	—	3,731
Net cash provided by financing activities	162,173	220,139
Net increase in cash and cash equivalents and restricted cash	635	66,653
Cash and cash equivalents and restricted cash at beginning of period	143,451	98,779
Cash and cash equivalents and restricted cash at end of period	$144,086	$165,432
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$143,876	$165,332
Restricted cash	210	100
Total cash, cash equivalents, and restricted cash	$144,086	$165,432

IMMUNOME, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock in exchange for in-process research and development assets	$—	$74,033
Net liabilities assumed from purchases of in-process research and development assets	$—	$2,041
Purchase of in-process research and development assets in accounts payable and accrued expenses	$—	$469
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$1,189
Remeasurement of operating right-of-use asset and lease liability due to lease modification	$811	$—
Offering costs in accounts payable and accrued expenses and other current liabilities	$—	$204
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	$1,287	$1,236

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOME, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of the business

Organization

Immunome, Inc., or the Company or Immunome, is a clinical-stage targeted oncology company committed to developing first-in-class and best-in-class targeted therapies designed to improve outcomes for cancer patients. Since its inception, the Company has devoted substantially all its resources to research and development, raising capital, building its management team, extending its intellectual property portfolio, and executing strategic partnerships and transactions. The Company is subject to risks and uncertainties common to companies in the biotechnology industry at Immunome's stage including, but not limited to, risks associated with research, development, and manufacturing activities, uncertain results of preclinical and clinical testing, development of new technological innovations and products by competitors, dependence on key personnel, partners and third-party vendors, protection of proprietary technology, compliance with government regulations, regulatory approval of products and the ability to secure additional capital to fund operations.

Liquidity

The Company has incurred significant operating losses since inception and expects to continue to incur losses from operations for the foreseeable future as it pursues development of its therapeutic candidates and other programs. As of June 30, 2025, the Company had an accumulated deficit of $600.8 million, cash and cash equivalents of $143.9 million, and marketable securities of $124.2 million. The Company has not generated any product revenue to date and does not expect to generate product revenue until it successfully completes development and obtains regulatory approval for at least one of its product candidates.

Through June 30, 2025, the Company has funded its operations primarily through sales of equity securities. The Company expects that its existing cash, cash equivalents and marketable securities at June 30, 2025 will be sufficient to fund its current and planned operating expenses and capital expenditures for at least 12 months from the filing date of this Quarterly Report on Form 10-Q. Beyond that date, the Company may need to raise additional capital through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements to achieve its longer-term business objectives.

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

Restricted cash

Restricted cash represents collateral provided for letters of credit issued as a security deposit in connection with the Company’s leased facilities. Cash will be released from restriction upon termination of the associated lease and satisfaction of any applicable termination conditions. Restricted cash was $0.2 million and $0.1 million as of June 30, 2025 and December 31, 2024, respectively.

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

As the Company was in a net loss position for the three and six months ended June 30, 2025 and 2024, diluted net loss per share is the same as basic net loss per share because the effects of potentially dilutive securities are antidilutive.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive (on an as-converted basis):

	June 30,
	2025	2024
Stock options outstanding	11,778,068	8,537,999

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

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2025
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents:
Money market funds	1	$142,424	$—	$—	$142,424
Marketable securities:
U.S. treasury securities	2	124,184	—	(24)	124,160
Total financial assets		$266,608	$—	$(24)	$266,584

	December 31, 2024
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents:
Money market funds	1	$46,987	$—	$—	$46,987
U.S. treasury securities	2	94,379	40	—	94,419
Marketable securities:
U.S. treasury securities	2	73,935	17	—	73,952
Total financial assets		$215,301	$57	$—	$215,358

The Company’s marketable securities as of June 30, 2025 consist of U.S. treasury debt securities with a contractual maturity date of up to 4 months.

4. Collaboration agreement with AbbVie

In January 2023, the Company entered into a Collaboration and Option Agreement, or the Collaboration Agreement, with AbbVie Global Enterprises Ltd., or AbbVie, pursuant to which AbbVie paid the Company a nonrefundable upfront payment of $30.0 million in exchange for the Company using its discovery platform to discover and validate targets derived from patients with three specified tumor types, and antibodies that bind to such targets, which may be the subject of further development and commercialization by AbbVie. Pursuant to the terms of the Collaboration Agreement, the Company granted AbbVie an exclusive option to purchase all rights to each novel target-antibody pair, or a Validated Target Pair or VTP, that the Company generates, up to a maximum of 10 in total, which AbbVie may use to develop and commercialize certain products derived from the assigned VTP.

The Company determined that the Collaboration Agreement represents a contract with a customer and consists of one performance obligation to provide research and development services, or R&D services, to AbbVie. The Company determined the initial transaction price of the single performance obligation to be $30.0 million, as the variable consideration for additional R&D services, option exercise payments and development milestone payments were all subject to constraint at contract inception. Revenue from the Collaboration Agreement was recognized over the estimated performance of the R&D services using the cost-to-cost input method which the Company believed best depicted the transfer of control to the customer. Under the cost-to-cost input method, the extent of progress towards completion was measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the performance obligation. The Company recognized collaboration revenue of $4.0 million and $2.4 million for the three months ended June 30, 2025 and 2024, respectively, and $6.9 million and $3.4 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company had recognized all remaining revenue and costs associated with its performance obligation under the agreement. The Collaboration Agreement terminated pursuant to its terms in July 2025.

The following table summarizes the change in deferred revenue (in thousands):

Six Months Ended June 30, 2025
Beginning balance	$6,941
Deferral of revenue	—
Recognition of revenue	(6,941)
Balance at the end of the period	$—

As of June 30, 2025, the Company has fully recognized the non-refundable upfront fee as revenue, and no related deferred revenue remains.

5. Balance sheet components

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Research and development	$10,562	$24,185
Compensation and related benefits	5,646	5,861
Professional services and consulting	837	933
Operating lease liabilities, current portion	—	63
Other	1,173	2,135
Total accrued expenses and other current liabilities	$18,218	$33,177

6. Employee benefit plan

The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code, or the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company assumes all administrative costs of the 401(k) Plan and makes matching contributions as defined in the 401(k) Plan document. The Company made matching contributions to the 401(k) Plan of $0.3 million and $0.5 million for the three and six months ended June 30, 2025, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively.

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

On October 25, 2024, the Company and Zentalis entered into an asset purchase agreement, or the Zentalis Purchase Agreement, pursuant to which the Company purchased the Zentalis Licensed Assets that were licensed to the Company under the then-existing Zentalis License Agreement, together with all the customary rights and obligations of a sole owner, or the Zentalis Asset Purchase. Upon the closing of the Zentalis Asset Purchase, the Zentalis License Agreement was terminated in its entirety, including the termination of all of the Company’s contingent milestone and royalty payment obligations. Certain accrued rights and obligations of the parties survive the closing of the Zentalis Asset Purchase.

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

The Company was also obligated to pay Zentalis a one-time payment of $5.0 million in cash upon the achievement of a developmental milestone, which was achieved in December 2024 and paid during the six months ended June 30, 2025. The related liability was accrued within accrued expenses and other current liabilities on the condensed consolidated balance sheet as of December 31, 2024.

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

Other asset acquisitions and license agreements

The Company has entered into various other asset purchase and license agreements to further acquire, discover, develop and commercialize certain technologies and treatments. There was no IPR&D expense under these agreements for the three and six months ended June 30, 2025. During the three and six months ended June 30, 2024, the Company incurred upfront fees of $6.3 million under these agreements which were recognized as IPR&D expense in the Company’s condensed consolidated statement of operations and comprehensive loss since the acquired IPR&D had no alternative future use.

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

As of December 31, 2024, the Company accrued $1.2 million within accrued expenses and other current liabilities on the condensed consolidated balance sheet related to upfront license fees and the achievement of certain milestones under these agreements. These amounts were subsequently settled during the six months ended June 30, 2025.

8. Leases

The Company currently leases approximately 53,000 square feet of office and laboratory space in Bothell, Washington, including 13,000 square feet of space that was added in June 2025 under amended lease agreements. As part of the amended lease agreements, the Company has the right to receive tenant improvement allowances in the aggregate of up to $9.3 million for leasehold improvements, which are accounted for as lease incentives. The Bothell lease expires on March 31, 2033, and includes two five-year renewal options that are not included in the lease term as it is not reasonably certain that they will be exercised.

The Company also leased approximately 11,000 square feet of office and laboratory space in Exton, Pennsylvania. The Exton lease expired on March 31, 2025.

The Company recorded operating lease expense of $0.3 million and $0.6 million for the three and six months ended June 30, 2025, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2024, respectively. Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. The Company incurred variable lease costs of $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively. The Company did not incur significant variable lease costs for the three and six months ended June 30, 2024.

Other information related to the Company’s operating leases was as follows:

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	7.75	8.15
Weighted-average discount rate	8.7%	9.5%

Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash paid for operating lease liabilities	$245	$154

The Company’s future minimum lease payments were as follows as of June 30, 2025 (in thousands):

Years ending December 31,	Amount
2025 (represents remaining six months in 2025)	$460
2026	1,468
2027	2,330
2028	2,383
2029 and thereafter	10,749
Total lease payments	17,390
Less: imputed interest	(3,910)
Less: tenant improvement allowance not yet received	(9,338)
Present value of operating lease liabilities	$4,142

9. Common stock

The Company has reserved the following shares of common stock for issuance, on an as-converted basis, as follows:

	June 30, 2025	December 31, 2024
Stock options issued and outstanding under the Plans	11,778,068	11,990,781
Remaining shares available for issuance under the Plans	6,609,480	2,631,369
Remaining shares available for issuance under the ESPP	1,550,859	906,251
Total reserved common stock	19,938,407	15,528,401

2025 Public Offering

In January 2025, the Company completed a public offering and issued 22,258,064 shares of its common stock at a price of $7.75 per share, for net proceeds of $161.7 million, after deducting underwriting discounts and commissions and offering expenses.

2024 ATM Agreement

On May 14, 2024, the Company entered into an “at the market” sales agreement, or the 2024 ATM Agreement, with TD Securities (USA) LLC, or TD Cowen, as sales agent, pursuant to which the Company may offer and sell from time to time shares of its common stock having an aggregate offering price of up to $200.0 million, or the ATM Shares. The Company has agreed to pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from any ATM Shares sold through the 2024 ATM Agreement. As of June 30, 2025, the Company had sold an aggregate of 2,030,431 shares of common stock under the 2024 ATM Agreement for gross proceeds of $20.0 million and net proceeds of approximately $19.6 million, with approximately $180.0 million remaining available for future offerings. No shares of common stock were sold under the 2024 ATM Agreement during the six months ended June 30, 2025.

10. Share-based compensation

2020 Equity Incentive Plan

In September 2020, the Company adopted the 2020 Equity Incentive Plan, or the 2020 Plan, which supersedes all prior equity incentive plans. On January 1, 2025, the number of shares available for future issuance under the 2020 Plan increased by 2,578,433 shares. As of June 30, 2025, there were 4,704,785 shares available for issuance under the 2020 Plan.

In October 2023, the Company completed its merger with Morphimmune, Inc. and assumed the Morphimmune 2020 Equity Incentive Plan, or the Morphimmune Plan. There were 555,895 shares available for issuance under the Morphimmune Plan as of June 30, 2025.

2024 Inducement Plan

In October 2024, the Company adopted the 2024 Inducement Plan, or the 2024 Plan, and reserved 2,000,000 shares of the Company’s common stock to be used exclusively for grants of equity awards to individuals that were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company. In May 2025, the Compensation Committee of the Board of Directors of the Company approved an amendment to the 2024 Plan increasing the aggregate shares reserved under the 2024 Plan from 2,000,000 to 3,500,000. The terms and conditions of the 2024 Plan are substantially similar to the Company’s 2020 Plan. As of June 30, 2025, there were 1,348,800 shares available for issuance under the 2024 Plan.

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

2020 Employee Stock Purchase Plan

The Company adopted the 2020 Employee Stock Purchase Plan, or ESPP, in September 2020. On January 1, 2025, the shares of common stock authorized for issuance under the ESPP increased by 644,608 shares. As of June 30, 2025, there were 1,550,859 shares available for issuance under the ESPP. No shares of common stock have been issued under the ESPP as of June 30, 2025.

Stock options

A summary of option activity under the Plans during the six months ended June 30, 2025 is as follows:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	11,990,781	$10.02	8.69	$34,209
Granted	902,684	8.63
Exercised	(313,035)	1.93
Forfeited	(578,980)	8.71
Expired	(223,382)	23.15
Outstanding at June 30, 2025	11,778,068	$9.93	8.54	$23,825
Exercisable at June 30, 2025	3,922,429	$6.40	7.72	$17,532

Aggregate intrinsic value in the above table is calculated as the difference between the exercise price of the options and the Company’s fair value of its common stock as of period end.

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2025 and 2024 was $6.35 and $13.49 per share, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2025 and 2024 was $2.2 million and $5.9 million, respectively.

The weighted average assumptions used in the Black-Scholes option-pricing model for stock options granted were:

	Six Months Ended June 30,
	2025	2024
Expected volatility	85.0%	86.1%
Risk-free interest rate	4.1%	4.2%
Expected term (in years)	5.98	6.04
Expected dividend yield	—%	—%

Share-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$2,233	$1,041	$4,667	$1,424
General and administrative	3,114	2,186	6,383	3,962
Total share-based compensation expense	$5,347	$3,227	$11,050	$5,386

Unrecognized share-based compensation related to stock options was $62.9 million as of June 30, 2025 and is expected to be recognized over a weighted average period of 2.9 years.

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

The table below is a summary of the segment net loss, including significant segment expense categories (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaboration revenue	$4,015	$2,364	$6,941	$3,393
Less:
In-process research and development	—	6,312	—	118,266
Direct research and development expenses(1)
Varegacestat	12,733	4,526	27,120	4,776
IM-1021	1,728	7,685	4,795	10,409
IM-3050	1,012	3,182	2,045	5,154
Other product candidates	11,206	8,206	18,049	14,501
Indirect research and development(2)	13,772	5,484	25,314	9,612
General and administrative(3)	10,042	6,978	20,732	12,983
Total operating expenses	50,493	42,373	98,055	175,701
Loss from operations	(46,478)	(40,009)	(91,114)	(172,308)
Interest income	3,081	3,887	6,077	6,694
Net loss	$(43,397)	$(36,122)	$(85,037)	$(165,614)

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

We are advancing a pipeline that includes three clinical assets and three preclinical assets. Varegacestat, formerly AL102, is an investigational gamma secretase inhibitor, or GSI, currently under evaluation in a Phase 3 clinical trial for the treatment of desmoid tumors. IM-1021, a receptor tyrosine kinase-like orphan receptor 1, or ROR1, antibody-drug conjugate, is currently under evaluation in a Phase 1 trial with the first patient dosed in February 2025. IM-3050, a fibroblast activation protein, or FAP, targeted radioligand therapy, or RLT, received IND clearance in April 2025 and we expect to initiate a Phase 1 trial in the second half of 2025. Our preclinical assets include three solid tumor ADC drug candidates: IM-1617, IM-1340, and IM-1335, all of which are undergoing IND-enabling activities. In addition, we have multiple ADCs currently undergoing lead optimization in advance of future development decisions.

Currently, our internal discovery efforts center on designing ADCs against novel or underexplored targets. We believe that pursuing differentiated targets provides a path to significant clinical benefit and meaningful market opportunities. This strategy is supported by HC74, the differentiated, novel topoisomerase 1 inhibitor, or TOP1i, payload we purchased from Zentalis Pharmaceuticals, Inc., or Zentalis, in October 2024. We have efforts underway to develop additional linkers and payloads and believe that a broad toolbox of linkers and payloads supports our mission to design and develop a diverse pipeline of ADCs.

Our current programs

Varegacestat (formerly AL102)

Our lead clinical asset is varegacestat, an oral, once daily GSI that is being evaluated for the treatment of desmoid tumors. In the Phase 2 RINGSIDE study Part A, varegacestat demonstrated objective response rates, or ORR, of 75% of evaluable patients and 64% in the intent-to-treat population; median reduction in tumor volume of 88%; and an 85% reduction in T2 imaging, which is suggestive of a reduction in cellularity. The Phase 2 data also show a safety profile consistent with the GSI class. Varegacestat received Orphan Drug Designation from the European Medicines Agency, or EMA, in July 2025, and

previously received this designation from the U.S. Food and Drug Administration, or FDA, in November 2023. Enrollment in a Phase 3 registrational trial was completed in February 2024, and we expect to report topline data from this trial in the second half of 2025. We acquired varegacestat from Ayala Pharmaceuticals, Inc., or Ayala, in March 2024.

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

IM-1617 (Solid Tumor ADC)

IM-1617 is a potential first-in-class ADC that targets an undisclosed receptor that is preferentially expressed in a broad array of solid tumors, including colorectal cancer, or CRC, non-small cell lung cancer, or NSCLC, and breast and ovarian cancers. The target is a receptor tyrosine kinase that promotes tumor cell survival and mediates immune cell exclusion, providing potential for a secondary mechanism of action. IND-enabling work for IM-1617 is ongoing.

IM-1340 (Solid Tumor ADC)

IM-1340 is a potential first-in-class ADC for the treatment of multiple solid tumors. The target of IM-1340 is underexplored and non-obvious in cancer and, to our knowledge, there are no ADCs or other therapeutic modalities in development against it. It has a unique expression profile that spans neuroendocrine tumors, or NETs, and other carcinomas, including lung and prostate tumors, with limited expression in normal tissue. IND-enabling work for IM-1340 is ongoing.

IM-1335 (Solid Tumor ADC)

IM-1335 is being developed for the treatment of solid tumor indications. It shares a target with a competitor’s now-discontinued investigational ADC that showed clinical activity prior to discontinuation. Our goal in designing IM-1335 was to optimize the safety and efficacy through a deep understanding of target biology and ADC optimization. We identified limitations that we expect contributed to the failure of the prior ADC against this target, and we believe that IM-1335 overcomes these limitations. IND-enabling work for IM-1335 is ongoing.

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

Components of our results of operations

Collaboration revenue

We have not generated any revenue from product sales and do not expect to do so for the foreseeable future. To date, we have generated our revenue through a Collaboration and Option Agreement, or the Collaboration Agreement, with AbbVie Global Enterprises Ltd., or AbbVie, which terminated in accordance with its terms in July 2025. Revenue recognized under the Collaboration Agreement consisted of payments received from AbbVie and was recognized over the performance period. No further collaboration revenue will be recognized under the Collaboration Agreement.

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

•
personnel-related expenses, including salaries, bonuses, benefits and share-based compensation for employees engaged in research and development functions;
•
expenses incurred in connection with the advancement of our programs and product candidates, including under agreements with consultants, contractors, contract research organizations, or CROs, and other third-party vendors and suppliers;
•
expenses to conduct clinical trials including regulatory and quality assurance;
•
the cost of process development, validation, and the manufacturing of drug supplies for use in our preclinical studies and clinical trials;
•
laboratory supplies and research materials and other infrastructure-related expenses; and
•
facilities, depreciation and amortization and other expenses which include direct and allocated expenses.

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

Results of operations

Comparison of the three months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Collaboration revenue	$4,015	$2,364	$1,651
Operating expenses:
In-process research and development	—	6,312	(6,312)
Research and development(1)	40,451	29,083	11,368
General and administrative(1)	10,042	6,978	3,064
Total operating expenses	50,493	42,373	8,120
Loss from operations	(46,478)	(40,009)	(6,469)
Interest income	3,081	3,887	(806)
Net loss	$(43,397)	$(36,122)	$(7,275)

(1)
Amounts include non-cash share-based compensation expense as follows (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Research and development	$2,233	$1,041	$1,192
General and administrative	3,114	2,186	928
Total share-based compensation expense	$5,347	$3,227	$2,120

Collaboration revenue

Collaboration revenue increased by $1.7 million, from $2.4 million for the three months ended June 30, 2024 to $4.0 million for the three months ended June 30, 2025. The increase was primarily due to an increase in certain research and development activities allocated to AbbVie during the three months ended June 30, 2025 compared to the same period in 2024. As of June 30, 2025, we have recognized all revenue and costs associated with our performance obligation under the agreement.

In-process research and development expense

There was no IPR&D expense for the three months ended June 30, 2025. IPR&D expense for the three months ended June 30, 2024 was related to the write-off of IPR&D assets that were determined to have no alternative future use.

Research and development expenses

Research and development expenses increased by $11.4 million, from $29.1 million for the three months ended June 30, 2024 to $40.5 million for the three months ended June 30, 2025.

The table below summarizes the components of our research and development expenses for the periods presented (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Varegacestat (1)	$12,733	$4,526	$8,207
IM-1021 (2)	1,728	7,685	(5,957)
IM-3050 (3)	1,012	3,182	(2,170)
Other product candidates (4)	11,206	8,206	3,000
Indirect research and development (5)	13,772	5,484	8,288
Total	$40,451	$29,083	$11,368

(1)
The increase for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was due primarily to increases in manufacturing and clinical trial activities related to varegacestat, which we acquired from Ayala in March 2024.
(2)
The decrease for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was due primarily to the timing of outsourced research, manufacturing and IND-enabling activities, partially offset by an increase in clinical trial activities as we initiated our Phase 1 trial in February 2025.
(3)
The decrease for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was due primarily to the timing of outsourced research, manufacturing and IND-enabling activities, partially offset by an increase in clinical trial start up activities as we prepare to initiate our Phase 1 trial. We received IND clearance for this program in April 2025.
(4)
The increase for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was due primarily to increased manufacturing activities for our product candidates, partially offset by reductions in professional and contract laboratory services due to the replacement of certain outsourced services with internal resources.
(5)
The increase for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was due primarily to an increase in personnel and personnel-related costs in support of our product candidates and discovery programs.

General and administrative expenses

General and administrative expenses increased by $3.1 million, from $7.0 million for the three months ended June 30, 2024 to $10.0 million for the three months ended June 30, 2025. The increase was primarily a result of a $2.0 million increase in personnel-related costs from an increase in headcount, including a $0.9 million increase in share-based compensation.

Interest income

Interest income decreased by $0.8 million from $3.9 million for the three months ended June 30, 2024 to $3.1 million for the three months ended June 30, 2025. The decrease was primarily a result of lower interest rates during the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Comparison of the six months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Collaboration revenue	$6,941	$3,393	$3,548
Operating expenses:
In-process research and development	—	118,266	(118,266)
Research and development(1)	77,323	44,452	32,871
General and administrative(1)	20,732	12,983	7,749
Total operating expenses	98,055	175,701	(77,646)
Loss from operations	(91,114)	(172,308)	81,194
Interest income	6,077	6,694	(617)
Net loss	$(85,037)	$(165,614)	$80,577

(1)
Amounts include non-cash share-based compensation expense as follows (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Research and development	$4,667	$1,424	$3,243
General and administrative	6,383	3,962	2,421
Total share-based compensation expense	$11,050	$5,386	$5,664

Collaboration revenue

Collaboration revenue increased by $3.5 million, from $3.4 million for the six months ended June 30, 2024 to $6.9 million for the six months ended June 30, 2025. The increase was primarily due to an increase in certain research and development activities allocated to AbbVie during the six months ended June 30, 2025 compared to the same period in 2024. As of June 30, 2025, we have recognized all revenue and costs associated with our performance obligation under the agreement.

In-process research and development expenses

There was no IPR&D expense for the six months ended June 30, 2025. IPR&D expense for the six months ended June 30, 2024 primarily related to the write-off of IPR&D assets that were acquired from Zentalis, Ayala and others and determined to have no alternative future use.

Research and development expenses

Research and development expenses increased by $32.9 million, from $44.5 million for the six months ended June 30, 2024 to $77.3 million for the six months ended June 30, 2025.

The table below summarizes the components of our research and development expenses for the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Varegacestat (1)	$27,120	$4,776	$22,344
IM-1021 (2)	4,795	10,409	(5,614)
IM-3050 (3)	2,045	5,154	(3,109)
Other product candidates (4)	18,049	14,501	3,548
Indirect research and development (5)	25,314	9,612	15,702
Total	$77,323	$44,452	$32,871

(1)
The increase for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was due primarily to manufacturing and clinical trial activities related to varegacestat, which we acquired from Ayala in March 2024.
(2)
The decrease for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was due primarily to the timing of outsourced research, manufacturing and IND-enabling activities, partially offset by an increase in clinical trial activities as we initiated our Phase 1 trial in February 2025.
(3)
The decrease for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was due primarily to the timing of outsourced research, manufacturing and IND-enabling activities, partially offset by an increase in clinical trial start up activities as we work to initiate our Phase 1 trial. We received IND clearance for this program in April 2025.
(4)
The increase for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was due primarily to increased manufacturing activities for our product candidates, partially offset by reductions in recruiting, professional and contract laboratory services due to the replacement of certain outsourced services with internal resources.
(5)
The increase for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was due primarily to an increase in personnel and personnel-related costs in support of our product candidates and discovery programs.

General and administrative expenses

General and administrative expenses increased by $7.7 million, from $13.0 million for the six months ended June 30, 2024 to $20.7 million for the six months ended June 30, 2025. The increase was primarily a result of a $5.2 million increase in personnel-related costs from an increase in headcount, including a $2.4 million increase in share-based compensation.

Interest income

Interest income decreased by $0.6 million from $6.7 million for the six months ended June 30, 2024 to $6.1 million for the six months ended June 30, 2025. The decrease was primarily a result of lower interest rates during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

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

To date, we have not generated any revenue from commercial sale of products and do not expect to generate revenue from commercial sales for the foreseeable future. Since inception, we have incurred significant operating losses and negative cash flows from operations. Our net losses were $43.4 million and $36.1 million for the three months ended June 30, 2025 and 2024, respectively, and $85.0 million and $165.6 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had cash, cash equivalents and marketable securities of $268.0 million and an accumulated deficit of $600.8 million.

In January 2025, we issued 22,258,064 shares of our common stock at $7.75 per share for net proceeds of $161.7 million, after deducting underwriting discounts and commissions and offering expenses payable by us, or the 2025 Financing.

In May 2024, we entered into an “at the market” sales agreement, or the 2024 ATM Agreement, with TD Securities (USA) LLC, or TD Cowen, as sales agent, pursuant to which we may offer and sell from time to time shares of our common stock having an aggregate offering price of up to $200.0 million, or the ATM Shares. We have agreed to pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from any ATM Shares sold through the 2024 ATM Agreement. As of June 30, 2025, we had sold an aggregate of 2,030,431 shares of common stock under the 2024 ATM Agreement for gross proceeds of $20.0 million and net proceeds of approximately $19.6 million, with approximately $180.0 million remaining available for future offerings. No shares of common stock were sold under the 2024 ATM Agreement during the six months ended June 30, 2025.

Cash flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash used in operating activities	$(102,456)	$(34,567)
Cash used in investing activities	(59,082)	(118,919)
Cash provided by financing activities	162,173	220,139
Net increase in cash and cash equivalents and restricted cash	$635	$66,653

Operating activities

Net cash used in operating activities for the six months ended June 30, 2025 was $102.5 million, consisting primarily of our net loss of $85.0 million and a net change in operating assets and liabilities of $28.8 million, partially offset by noncash charges of $11.4 million. The noncash charges primarily consisted of $11.1 million of share-based compensation. The change in operating assets and liabilities primarily consisted of a decrease in accrued expenses and other current liabilities of $7.9 million, a decrease in accounts payable of $8.8 million, a decrease in deferred revenue of $6.9 million and an increase in prepaid expenses and other assets of $5.3 million.

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

Investing activities

Net cash used in investing activities for the six months ended June 30, 2025 was $59.1 million, consisting of $123.3 million of purchases of marketable securities, $6.2 million of purchases of IPR&D assets and $4.6 million of purchases of property and equipment, partially offset by $75.0 million from maturities of marketable securities.

Net cash used in investing activities for the six months ended June 30, 2024 was $118.9 million, consisting primarily of $112.7 million of purchases of marketable securities, $41.7 million of purchases of IPR&D assets and $4.5 million of purchases of property and equipment, partially offset by $40.0 million from maturities of marketable securities.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2025 was $162.2 million, consisting of gross proceeds of $172.5 million from the 2025 Financing and $0.4 million from the exercise of options, partially offset by offering costs of $10.8 million from the 2025 Financing.

Net cash provided by financing activities for the six months ended June 30, 2024 was $220.1 million, consisting of gross proceeds of $230.0 million from a follow-on public offering we completed in February 2024, or the 2024 Financing, and $4.8 million from the exercise of options and common stock warrants, partially offset by offering costs of $14.6 million from our 2024 Financing and 2024 ATM Agreement.

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

We expect that our existing cash, cash equivalents and marketable securities as of June 30, 2025 will be sufficient to fund our current and planned operating expenses and capital expenditures for at least 12 months from the filing date of this Quarterly Report on Form 10-Q. We will need additional financing to support our continuing operations and pursue our research and development strategy. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our programs and product candidates.

Our future funding requirements will depend on many factors including:

•
the scope, progress, results and costs of discovery, preclinical development, manufacturing and clinical trials for programs and product candidates that we currently own and those that we may discover or acquire rights to in the future;
•
the extent to which we acquire or in-license products, intellectual property and other technologies and the terms on which we acquire or in-license those assets;
•
the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims and the success of our intellectual property portfolio;
•
the costs, timing and outcome of regulatory review of the programs and product candidates we may develop;
•
the costs of future activities, including product sales, medical affairs, marketing, manufacturing, distribution, coverage and reimbursement for any programs or product candidates for which we receive regulatory approval;
•
the success of our existing and any future license agreements, collaborations and other strategic transactions and the achievement of milestones or occurrence of other developments that trigger payments to or from us under any such agreements and transactions; and
•
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

JOBS Act

We currently qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies, including reduced disclosure about our executive compensation arrangements, exemption from the requirements to hold non-binding advisory votes on executive compensation and golden parachute payments and exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting. We may choose to take advantage of some, but not all, of the available exemptions.

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

As of June 30, 2025, the market value of our common stock held by non-affiliates exceeded $700.0 million. As a result, effective December 31, 2025, we will be a large accelerated filer and thus will cease to be an emerging growth company. Additionally, we will no longer qualify as a smaller reporting company beginning with our first Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2026. As a result of this transition, we will be subject to certain disclosure and compliance requirements that apply to other public companies that did not previously apply to us due to our status as an emerging growth company and smaller reporting company. These requirements include, but are not limited to: the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002; the requirement that we provide more detailed disclosures regarding executive compensation; and the requirement that we hold a non-binding advisory vote on executive compensation and obtain shareholder approval of any golden parachute payments not previously approved.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information under this item is not required to be provided by smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of June 30, 2025, were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•
We are a biopharmaceutical company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.
•
We have a limited operating history, which may make it difficult to evaluate our drug development capabilities and predict our future performance.
•
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
•
We may be unable to advance any of our product candidates into and through clinical development, obtain regulatory approvals and ultimately commercialize them, or we could experience significant delays in doing so.
•
We may not be successful in our efforts to use and expand our ADC platform to build and progress a pipeline.
•
We may pursue particular programs or product candidates over others; these decisions may prove to be wrong and may adversely impact our business.
•
We may fail to realize the business benefits anticipated as a result of completed or future strategic transactions.
•
As a targeted radioligand therapy, our IM-3050 program may face additional and potentially unpredictable challenges.
•
Clinical trials are expensive, time-consuming and difficult to design and implement.
•
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
•
If we encounter difficulties enrolling participants in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
•
We may experience delays in completion of our clinical trials based on study design.
•
We face substantial competition, which may result in others discovering, developing or commercializing products more quickly or marketing them more successfully than us. Additionally, if their product candidates are shown to be safer or more effective than ours, then our commercial opportunity will be reduced or eliminated.
•
If we or others identify undesirable side effects caused by any of our current or future product candidates undergoing clinical trials, our ability to market and derive revenue from the product candidate could be compromised.
•
If third parties on which we rely to conduct our current and future preclinical studies and clinical trials do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our programs could be delayed with material and adverse impacts on our business and financial condition.

•
Because we rely on third parties for manufacturing, supply and testing, some of which may be sole source vendors, for preclinical and clinical development materials and commercial supplies, our supply may become limited or interrupted or may not be of satisfactory quantity or quality.
•
It is difficult and costly to protect our intellectual property and our proprietary technologies, and we may not be able to ensure their protection.
•
If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
•
Any inability to attract and retain qualified key management, technical personnel and employees would impair our ability to implement our business plan. In addition, prior successes of our personnel may not be indicative of our future success.
•
The market price of our common stock is expected to be volatile, and purchasers of our common stock could incur substantial losses.
•
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

Risks Related to Our Business

We are a biopharmaceutical company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.*

We are a biotechnology company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, raising capital, pursuing strategic transactions, building our management team and building our intellectual property portfolio, and we have incurred significant operating losses. As of June 30, 2025, we had an accumulated deficit of $600.8 million. Our net loss for the year ended December 31, 2024 was $293.0 million and $85.0 million for the six months ended June 30, 2025. To date, we have not generated any revenue from product sales, and we have not identified or sought or obtained regulatory approval for the marketing or sale of any product. Furthermore, we may not generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development activities and the regulatory approval process for our programs and product candidates.

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

Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities as of June 30, 2025 will be sufficient to fund our current and planned operating expenses and capital expenditures for at least 12 months from the filing date of this Quarterly Report on Form 10-Q. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of biotechnology products is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

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

•
the scope, number, timing and progress of preclinical and clinical development activities;
•
the price and pricing structure that we are able to obtain from our third-party contract manufacturers to manufacture our preclinical study and clinical trial materials and supplies and other vendors relevant to advancement of our programs;
•
our ability to maintain our current licenses, achieve targets or milestones for existing or future collaborations, conduct our research and development programs and establish new strategic partnerships and collaborations;
•
the costs involved in obtaining, maintaining, enforcing and defending patents and other intellectual property rights and the resources needed to pursue regulatory approvals;
•
the costs related to the integration of assets, businesses, operations, networks, systems, technologies, policies and procedures; and
•
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

•
negative or inconclusive results from our preclinical studies or clinical trials or the preclinical studies or clinical trials of others for product candidates similar to ours, leading to a decision or requirement to conduct additional preclinical studies or clinical trials or abandon a program;
•
product-related side effects, including the occurrence of adverse events, experienced by participants in our clinical trials or by individuals using drugs or therapeutic antibodies similar to ours;
•
delays in IND submissions or comparable foreign applications, or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
•
inadequate supply or quality of components or materials or other supplies necessary for the conduct of our preclinical studies or clinical trials;
•
poor effectiveness of our product candidates during preclinical studies or clinical trials;
•
capital expenditures used to expand our current pipeline;
•
unfavorable FDA or other regulatory agency inspection and review of a clinical trial or manufacture site; failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all; or
•
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

•
interruptions to our ability to obtain and deliver on a timely basis sufficient supply of raw materials, isotopes and clinical trial materials for our nonclinical needs and potential future clinical and commercial needs;
•
we may not be able to find and retain suitable vendors, including contract research organizations, or CROs and clinical manufacturing organizations, for our development due to the limited number of suppliers qualified to work with radioactive material, or we may develop sole-source relationships with vendors, which may present additional risks inherent to a sole-source relationship;
•
if we initiate a clinical trial, our ability to recruit patients may be negatively impacted by the limited number of sites that can administer radioligand therapies;
•
if our product is successfully approved for commercial sale, our revenue may be negatively impacted by the limited number of sites that can administer radioligand therapies; and
•
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

•
inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation of clinical trials;
•
delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for clinical trials;
•
delays in developing suitable assays for screening participants for eligibility for trials with respect to certain product candidates;
•
delays in reaching agreement with the FDA, European Medicines Agency or other regulatory authorities as to the design or implementation of our clinical trials;
•
reaching agreement on acceptable terms with prospective CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
•
obtaining institutional review board, or IRB, approval at each clinical trial site;

•
recruiting suitable participants to participate in a clinical trial and having participants complete a clinical trial or return for post-treatment follow-up;
•
clinical trial sites, CROs or other third parties deviating from trial protocol or dropping out of a trial or other vendors supporting a trial not performing as planned;
•
failure to perform in accordance with the FDA’s good clinical practice, or GCP, requirements, or applicable regulatory guidelines in other countries;
•
patients who enroll in clinical trials may later drop out due to adverse events, a perception they are not benefiting from participating in the study, fatigue with the clinical study process or personal issues;
•
any unresolved ethical issues associated with enrolling patients in clinical trials in lieu of prescribing existing treatments that have established safety and efficacy profiles;
•
addressing participant safety concerns that arise during the course of a trial, including occurrence of adverse events that are viewed to outweigh potential benefits;
•
external factors such as an epidemic or pandemic which prevent execution of the study(ies) or recruitment of subjects to a trial or trials; or
•
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

•
the severity of the disease under investigation;
•
the eligibility criteria defined in the clinical trial protocol and the size of the population required for analysis of the trial’s primary endpoints;
•
the existence of approved therapies, or ones available under Emergency Use Authorizations, for treating similar populations may limit recruitment into the clinical trial;
•
the willingness or availability of eligible individuals to participate in our clinical trials;
•
the proximity and availability of clinical trial sites;
•
the referral practices of physicians;
•
our ability to recruit clinical trial investigators with the appropriate competencies and experience;

•
perceptions as to the potential advantages of the candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating;
•
our ability to obtain and maintain participant consents; and
•
the risk that those enrolled in clinical trials will drop out of the trials before completion.

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

With respect to varegacestat, we expect to compete with companies advancing treatments for desmoid tumors, including SpringWorks Therapeutics, Inc. In November 2023, SpringWorks received FDA approval for its oral gamma secretase inhibitor, OGSIVEO® (nirogacestat), for the treatment of adult patients with progressing tumors who require systemic treatment. Desmoid tumor treatments also include surgery, hormonal therapy, cryotherapy, targeted therapy and chemotherapy. In July 2025, Merck KGaA announced the closing of the acquisition of SpringWorks. We cannot predict the nature or extent of any impact that this acquisition of SpringWorks will have on the competitive landscape for varegacestat.

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

•
the timing of our receipt of any marketing and commercialization approvals and the terms of such approvals;
•
safety and efficacy;
•
limitations or warnings contained in any labeling approved by the FDA or other regulatory authority;
•
relative convenience and ease of administration;
•
the availability of coverage and adequate government and third-party payor reimbursement and the pricing of our products, particularly as compared to alternative treatments; and
•
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

•
regulatory authorities may withdraw their approval of the product, seize the product or impose additional restrictions on the marketing of the particular product or the manufacturing processes for the product or any component thereof;
•
we may be required to recall the product, change the way the product is administered, conduct additional preclinical studies or clinical trials or change the labeling of the product;
•
we may be sued, subject to fines, injunctions or the imposition of civil or criminal penalties; and
•
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

We may fail to obtain orphan drug designations from the FDA for our product candidates, and even if we obtain such designations, we may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.*

Regulatory authorities in some jurisdictions, including the United States, may designate biologics or drugs designed to address relatively small patient populations as “orphan drugs.” Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biologic intended to treat a rare disease or condition, which is defined as occurring in a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States, where there is no reasonable expectation that the cost of developing the drug or biologic will be recovered from sales in the United States. In the United States, orphan designation entitles a party to financial incentives such as opportunities for grant funding for clinical trial costs, tax advantages and user-fee waivers. In addition, if a product candidate that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including an NDA, to market the same drug for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity.

In November 2023, the FDA granted Orphan Drug Designation to varegacestat for the treatment of desmoid tumors and the EMA granted this designation in July 2025, and we may seek additional Orphan Drug Designations for our other product candidates. There can be no assurances that we will be able to obtain such designations. Even if we, or any future collaborators, obtain orphan drug designation for a product candidate, we, or they, may not be able to obtain or maintain orphan drug exclusivity for that product candidate. Further, even if we, or any future collaborators, obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active ingredients may be approved for the same disease or condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug or biologic for the same disease or condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care, or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development or regulatory review time of a drug nor gives the drug or biologic any advantage in the regulatory review or approval process.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, on July 4, 2025, the annual reconciliation bill, the "One Big Beautiful Bill Act" (“OBBBA”), was signed into law, which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad, particularly given the recent change in administration. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions include, for example, (1) directives to reduce agency workforce, program cuts; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan, directing HHS to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Negotiation Program, and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs of imported pharmaceutical products; and (6) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. We expect that additional state and federal health care reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for health care products and services, which could result in reduced demand for our product candidates or additional pricing pressures, or otherwise adversely impact our operations.

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

•
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
•
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
•
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
•
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
•
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

•
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

Once an NDA is approved, the product covered thereby becomes a “reference listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” commonly known as the Orange Book. Manufacturers may seek approval of generic versions of reference listed drugs through submission of abbreviated new drug applications, or ANDAs, in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical trials to assess safety and efficacy. Rather, the sponsor generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug is typically lost to the generic product.

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

•
restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•
fines, warning letters or other enforcement-related letters or clinical holds on post-approval clinical trials;
•
refusal of the FDA to approve pending BLAs or supplements to approved BLAs, or suspension or revocation of product approvals;
•
product seizure or detention, or refusal to permit the import or export of products;
•
injunctions or the imposition of civil or criminal penalties; and
•
consent decrees, corporate integrity agreements, debarment, or exclusion from federal health care programs; or mandated modification of promotional materials and labeling and the issuance of corrective information.

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

•
they are incident to a physician’s services;
•
they are reasonable and necessary for the diagnosis or treatment of the illness or injury for which they are administered according to accepted standards of medical practice; and
•
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

•
exposure to unknown liabilities and higher-than-expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses; and
•
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

Because we rely on third parties for manufacturing, supply and testing, some of which may be sole source vendors, for preclinical and clinical development materials and commercial supplies, our supply may become limited or interrupted or may not be of satisfactory quantity or quality.*

We currently rely, and intend to continue to rely, on third-party contract manufacturers for all of our preclinical and clinical trial product materials and commercial supplies, including for our Phase 3 clinical trial of varegacestat and our Phase 1 clinical trials of IM-1021, IM-3050, IM-1617, IM-1340 and IM-1335. We do not intend to produce any meaningful quantity of materials needed for preclinical and clinical development through our internal resources, and we do not currently own manufacturing facilities for producing such supplies. While we intend to try to avoid sole-source arrangements with any of our manufacturing, supply and testing vendors, it may not always be possible to do so. We cannot assure you that our preclinical or future clinical development product supplies and commercial supplies will not be limited or interrupted, especially with respect to any sole source third-party manufacturing and supply partners or will be of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements.

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

If we are unable to obtain or maintain third-party manufacturing for any program or product candidate, or to do so on commercially reasonable terms, or if our relationship with third-party vendors on whom we rely is otherwise adversely impacted by changing United States or applicable foreign government policies, we may not be able to complete our development and commercialization efforts successfully. Our or a third party’s failure to execute on our manufacturing requirements and comply with cGMP could adversely affect our business in a number of ways, including:

•
an inability to initiate or continue clinical trials;
•
delay in submitting regulatory applications, or receiving regulatory approvals;
•
loss of the cooperation of a potential future partner;
•
subjecting third-party manufacturing facilities or our potential future manufacturing facilities to additional inspections by regulatory authorities;
•
requirements to cease distribution or to recall batches; and
•
in the event of approval to market and commercialize a product, an inability to meet commercial demands.

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

•
we may not be able to generate sufficient data to support full patent applications that protect the entire breadth of developments in one or more of our targeted therapeutics programs;
•
it is possible that one or more of our pending patent applications will not become an issued patent or, if issued, that the patent(s) claims will have sufficient scope to protect any one of our targeted therapeutics, provide us with commercially viable patent protection or provide us with any competitive advantages;
•
if our pending applications issue as patents, they may be challenged by third parties as invalid or unenforceable under United States or foreign laws;
•
we may not successfully commercialize our targeted therapeutics, if approved, before our relevant patents expire;
•
we may not be the first to make the inventions covered by our patent portfolio; or
•
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

•
the scope of rights granted under the license agreement and other interpretation-related issues;
•
our financial or other obligations under the license agreement;
•
whether and the extent to which our technology and processes infringe intellectual property of the licensor that is not subject to the licensing agreement;
•
our right to sublicense patent and other rights to third parties under collaborative development relationships;
•
our diligence obligations with respect to the use of licensed technology in relation to our development and commercialization of our targeted therapeutics and what activities satisfy those diligence obligations;
•
the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
•
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

•
others may be able to make products or formulations that are similar or competitive to our targeted therapeutics, but that are not covered by the claims of any patents that we own, license or control;
•
we or any of our licensors or strategic partners might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own, license or control;
•
we or our licensors or strategic partners might not have been the first to file patent applications covering certain of our owned and in-licensed inventions;
•
others may independently develop the same, similar, or alternative technologies without infringing, misappropriating or violating our owned or in-licensed intellectual property rights;
•
it is possible that our owned or in-licensed pending patent applications will not lead to issued patents;
•
others may have access to the same intellectual property rights licensed to us on a non-exclusive basis in the future;
•
issued patents that we own, in-license, or control may not provide us with any competitive advantages, or may be narrowed or held invalid or unenforceable, including as a result of legal challenges;
•
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
•
we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such trade secrets or know-how;
•
ownership of our patent portfolio may be challenged by third parties;
•
patent enforcement is expensive and time-consuming and difficult to predict; thus, we may not be able to enforce any of our patents against a competitor; and

•
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

As of June 30, 2025, we had 155 full-time employees. The continued operation of our business and execution of our plans will require material additional staffing within the next twelve months. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to advance our ADC platform, develop our programs or product candidates or run our operations or to accomplish our objectives.

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

•
our ability to successfully develop and obtain regulatory approvals for our product candidates, and delays or failures to obtain such approvals;
•
failure of any of our product candidates, if approved, to achieve commercial success;
•
failure by us to maintain our existing third-party license and supply agreements;
•
failure by us or our licensors to prosecute, maintain, or enforce our intellectual property rights;
•
changes in laws or regulations applicable to our product candidates;
•
any inability to obtain adequate supply of our product candidates or the inability to do so at acceptable prices;
•
adverse regulatory authority decisions;
•
introduction of new products, services or technologies by our competitors;
•
failure to meet or exceed any projections we may provide to the public;
•
failure to meet or exceed the financial and development projections of the investment community;
•
the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•
the effects of our financing transactions, which materially increase our public float;
•
announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;

•
disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•
additions or departures of key personnel;
•
significant lawsuits, including patent or stockholder litigation;
•
if securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our business and stock;
•
changes in the market valuations of similar companies;
•
general market or macroeconomic conditions;
•
sales of our common stock by us, including pursuant to the 2024 ATM Agreement, or our stockholders in the future;
•
trading volume of our common stock;
•
failure to maintain compliance with the listing requirements of The Nasdaq Capital Market;
•
announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;
•
adverse publicity generally, including with respect to other products and potential products in such markets;
•
the introduction of technological innovations or new therapies that compete with our potential products;
•
changes in the structure of healthcare payment systems; and
•
period-to-period fluctuations in our financial results.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*

We expect that significant additional capital may be needed in the future to continue our planned operations, including further development of our programs and product candidates, preparing IND filings, conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, preferred stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. In this regard, in October 2023, we completed our Merger and concurrent PIPE transaction for gross proceeds of approximately $125.0 million before deducting fees and offering expenses. An aggregate of 21,690,871 shares of our common stock at $5.75 per share were issued pursuant to the subscription agreements and have been registered for resale pursuant to a registration statement on Form S-3 filed with the SEC and made effective on November 27, 2023. Additionally, in February 2024, we filed an automatic shelf registration statement on Form S-3, pursuant to which we have, and may in the future issue from time-to-time securities in one or more offerings at prices and terms to be determined at the time of sale. For example, in February 2024 and January 2025, we raised $230.0 million and $172.5 million, respectively, before deducting underwriting discounts and commissions and estimated offering expenses payable by us, through the public offering of our common stock. In connection with the closing of the public offerings, we issued and sold 11,500,000 shares of our common stock in February 2024 and 22,258,064 shares of our common stock in January 2025. In May 2024, we also entered into the 2024 ATM Agreement with TD Cowen, pursuant to which we may offer and sell, from time to time through TD Cowen, at our option, shares of our common stock. As of the filing of this Quarterly Report, we have sold 2,030,431 shares of our common stock for gross proceeds of approximately $20.0 million pursuant to the 2024 ATM Agreement and approximately $180.0 million remains available for future sales. If we sell shares of common stock, preferred stock, convertible securities or other equity securities, including pursuant to sales under the 2024 ATM Agreement, investors may be materially diluted. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

We issued 2,298,586 shares to Zentalis in connection with the Zentalis License Agreement, 2,175,489 shares to Ayala in connection with the Ayala Asset Purchase Agreement, 230,415 shares to BMS in connection with the BMS License Agreement Amendment and 1,805,502 shares to Zentalis in connection with the Zentalis Asset Purchase, all of which are registered for resale on Forms S-3 filed with the SEC in April 2024, October 2024 and November 2024, respectively. The shares issued to Zentalis in October 2024 are subject to an orderly market disposition for one year from the date of issuance. Any sales of these shares may cause our stock price to fall.

Pursuant to our 2020 Equity Incentive Plan, or 2020 Plan, our board of directors or committee thereof or, in accordance with applicable law, designated members of management are authorized to grant stock options to our employees, directors and consultants. In addition, pursuant to our 2024 Inducement Plan, as amended, our board of directors, or a committee thereof, is authorized to grant inducement awards to new hires as a material inducement to their employment with us. The aggregate number of shares of our common stock that may be issued pursuant to stock awards under our 2020 Plan as of June 30, 2025 shall not exceed 10,774,732 shares, and the aggregate number of shares of our common stock that may be issued pursuant to stock awards under our 2024 Inducement Plan, as amended, shall not exceed 3,500,000 shares.

Additionally, the number of shares of our common stock reserved for issuance under our 2020 Plan will automatically increase on January 1 of each year, beginning on January 1, 2021 and continuing through and including January 1, 2030, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. Additionally, pursuant to Morphimmune Inc.’s 2020 Equity Incentive Plan, or the Morphimmune Plan, the aggregate number of shares that may be issued pursuant to stock awards under the Morphimmune Plan as of June 30, 2025 may not exceed 2,822,308 shares. Although we did not initially anticipate issuing awards under the Morphimmune Plan, depending on our needs, we may in the future issue awards under the Morphimmune Plan. Additionally, on June 28, 2023, Clay Siegall was granted options to purchase shares of the Company’s common stock pursuant to an Inducement Grant. The aggregate number of stock awards that may be issued under the Inducement Grant may not exceed 2,137,080 shares.

We currently are an “emerging growth company” and our election of reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.*

We currently are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404, reduced disclosure obligations regarding executive compensation in our annual report and our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements and two years of selected financial data in our annual report. We could be an emerging growth company for up to five years following the completion of our initial public offering, although circumstances could cause us to lose that status earlier, including if we are deemed to be a “large accelerated filer,” which occurs when the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30, or if we have total annual gross revenue of $1.235 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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

As of June 30, 2025, the market value of our common stock held by non-affiliates exceeded $700.0 million. As a result, effective December 31, 2025, we will be a large accelerated filer and thus will cease to be an emerging growth company. Additionally, we will no longer qualify as a smaller reporting company beginning with our first Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2026. As a result of this transition, we will be subject to certain disclosure and compliance requirements that apply to other public companies that did not previously apply to us due to our status as an emerging growth company and smaller reporting company. These requirements include, but are not limited to: the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404; the requirement that we provide more detailed disclosures regarding executive compensation; and the requirement that we hold a non-binding advisory vote on executive compensation and obtain shareholder approval of any golden parachute payments not previously approved.

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

•
a prohibition on actions by our stockholders by written consent;
•
a requirement that special meetings of stockholders, which our company is not obligated to call more than once per calendar year, be called only by the chairman of our board of directors, our chief executive officer, or our board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors;
•
advance notice requirements for election to our board of directors and for proposing matters that can be acted upon at stockholder meetings;
•
division of our board of directors into three classes, serving staggered terms of three years each; and
•
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

Changes in tax laws or regulations that are applied adversely to us or our vendors or collaborators may have a material adverse effect on our business, cash flow, financial condition or results of operations.*

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the U.S. government recently enacted the OBBBA, that (along with other recent U.S. federal tax reform) has resulted in significant changes to the taxation of business entities including, among other changes, changes to the taxation of income derived from international operations, changes in the deduction and amortization of research and development expenditures, and limitations on the deductibility of business interest. Future guidance from the Internal Revenue Service and other tax authorities with respect to any legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. The Trump administration and the U.S. Congress could also enact other tax law changes that could have an adverse effect on our operations, cash flows and results from operations and contribute to overall market volatility. In addition, it is uncertain if and to what extent various states will conform to federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will be required to include in our periodic reports that will be filed with the SEC. As of June 30, 2025, the market value of our common stock held by non-affiliates exceeded $700.0 million. As a result, effective December 31, 2025, we will be a large accelerated filer and thus will cease to be an emerging growth company. Additionally, we will no longer qualify as a smaller reporting company beginning with our first Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2026. As a result of this transition, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm with our Annual Reports on Form 10-K starting with the Annual Report on Form 10-K for the fiscal year ending December 31, 2025. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on The Nasdaq Capital Market.

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

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to public company reporting and compliance initiatives.*

As a public company listed on The Nasdaq Capital Market, we incur significant expenses for director and officer insurance, legal services, accounting services and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, and The Nasdaq Capital Market have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that required the SEC to adopt rules and regulations in these areas such as “say on pay” and proxy access. Furthermore, stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costlier. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance and we are required to incur substantial costs to maintain our current levels of such coverage.

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

3.4	Amended and Restated Bylaws of Immunome, Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed October 6, 2020).

10.1#*	Immunome, Inc. 2024 Inducement Plan, as amended, and Forms of Executive and Non-Executive Stock Option Grant Notice, Option Agreement and Notice of Exercise thereunder.

10.2*†+	First Amendment to Lease made and entered into on June 11, 2025 by and between Nitrogen Propco 2020, L.P. and the Registrant.

10.3*†+	Third Amendment to Lease made and entered into on June 11, 2025 by and between Nitrogen Propco 2020, L.P. and the Registrant.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive Data File (Form 10‑Q for the Quarterly Period ended June 30, 2025 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.” The instance document does not appear in the interactive file because its XBRL tags are embedded within the Inline XBRL document.

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

IMMUNOME, INC.
(Registrant)

Date: August 6, 2025	By:	/s/ Clay B. Siegall, Ph. D.
	Name:	Clay B. Siegall, Ph. D.
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2025	By:	/s/ Max Rosett
	Name:	Max Rosett
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)