Form 10-Q
period 2025-09-30
Immunome Inc.
filed 2025-11-06
CIK 1472012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

There were 91,710,277 shares of the registrant’s common stock outstanding as of November 3, 2025.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

IMMUNOME, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$272,639	$143,351
Marketable securities	—	73,952
Prepaid expenses and other current assets	7,285	4,036
Total current assets	279,924	221,339
Property and equipment, net	11,563	10,113
Operating right-of-use assets	3,125	4,278
Restricted cash	210	100
Other long-term assets	4,555	4,411
Total assets	$299,377	$240,241
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,147	$14,189
Accrued expenses and other current liabilities	25,298	33,177
Deferred revenue, current	—	6,941
Total current liabilities	31,445	54,307
Operating lease liabilities, net of current portion	4,013	4,769
Total liabilities	35,458	59,076
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at September 30, 2025 and December 31, 2024; 91,706,948 and 64,460,829 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	9	6
Additional paid-in capital	922,174	696,872
Accumulated other comprehensive income	—	57
Accumulated deficit	(658,264)	(515,770)
Total stockholders’ equity	263,919	181,165
Total liabilities and stockholders’ equity	$299,377	$240,241

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOME, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Collaboration revenue	$—	$2,910	$6,941	$6,303
Operating expenses:
In-process research and development	—	6,706	—	124,972
Research and development	49,193	37,200	126,516	81,652
General and administrative	10,945	9,526	31,677	22,509
Total operating expenses	60,138	53,432	158,193	229,133
Loss from operations	(60,138)	(50,522)	(151,252)	(222,830)
Interest income	2,681	3,422	8,758	10,116
Net loss	$(57,457)	$(47,100)	$(142,494)	$(212,714)
Net loss per share, basic and diluted	$(0.65)	$(0.78)	$(1.68)	$(3.72)
Weighted-average shares outstanding, basic and diluted	87,957,868	60,205,327	84,824,298	57,239,668
Comprehensive loss:
Net loss	$(57,457)	$(47,100)	$(142,494)	$(212,714)
Unrealized gain (loss) on marketable securities	24	68	(57)	48
Comprehensive loss	$(57,433)	$(47,032)	$(142,551)	$(212,666)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOME, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	64,460,829	$6	$696,872	$57	$(515,770)	$181,165
Share-based compensation expense	—	—	5,703	—	—	5,703
Issuance of common stock for public offering, net of commissions and offering costs of $10,755	22,258,064	3	161,742	—	—	161,745
Exercise of stock options	236,962	—	213	—	—	213
Unrealized loss on marketable securities	—	—	—	(60)	—	(60)
Net loss	—	—	—	—	(41,640)	(41,640)
Balance at March 31, 2025	86,955,855	9	864,530	(3)	(557,410)	307,126
Share-based compensation expense	—	—	5,347	—	—	5,347
Exercise of stock options	56,980	—	215	—	—	215
Unrealized loss on marketable securities	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	(43,397)	(43,397)
Balance at June 30, 2025	87,012,835	9	870,092	(24)	(600,807)	269,270
Share-based compensation expense	—	—	6,747	—	—	6,747
Issuance of common stock under ATM, net of $973 of issuance costs	4,625,156	—	44,924	—	—	44,924
Exercise of stock options	68,957	—	411	—	—	411
Unrealized gain on marketable securities	—	—	—	24	—	24
Net loss	—	—	—	—	(57,457)	(57,457)
Balance at September 30, 2025	91,706,948	$9	$922,174	$—	$(658,264)	$263,919

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

IMMUNOME, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(142,494)	$(212,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,837	1,117
Amortization of right-of-use asset	342	390
Accretion of discounts on marketable securities	(2,839)	(2,363)
Share-based compensation expense	17,797	10,278
Loss on disposal of property and equipment	841	—
Charge for purchase of in-process research and development assets	—	124,972
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,447)	2,269
Accounts payable	(6,887)	256
Accrued expenses and other current liabilities	(1,167)	13,507
Deferred revenue	(6,941)	(6,303)
Operating lease liabilities	(8)	(143)
Net cash used in operating activities	(142,966)	(68,734)
Cash flows from investing activities:
Purchases of in-process research and development assets	(6,246)	(46,086)
Purchases of marketable securities	(123,266)	(112,688)
Maturities of marketable securities	200,000	70,000
Purchases of property and equipment	(5,686)	(6,047)
Net cash provided by (used in) investing activities	64,802	(94,821)
Cash flows from financing activities:
Proceeds from public offering	172,500	230,002
Proceeds from issuance of common stock under ATM	45,897	—
Payment of offering costs	(11,674)	(14,828)
Proceeds from exercise of stock options	839	1,539
Proceeds from exercise of common stock warrants	—	3,731
Net cash provided by financing activities	207,562	220,444
Net increase in cash and cash equivalents and restricted cash	129,398	56,889
Cash and cash equivalents and restricted cash at beginning of period	143,451	98,779
Cash and cash equivalents and restricted cash at end of period	$272,849	$155,668
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$272,639	$155,568
Restricted cash	210	100
Total cash, cash equivalents, and restricted cash	$272,849	$155,668

IMMUNOME, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	$1,248	$541
Remeasurement of operating right-of-use asset and lease liability due to lease modification	$811	$—
Issuance of common stock in exchange for in-process research and development assets	$—	$76,732
Net liabilities assumed from purchases of in-process research and development assets	$—	$2,041
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$1,189
Purchase of in-process research and development assets in accounts payable and accrued expenses	$—	$113

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

Liquidity

The Company has incurred significant operating losses since inception and expects to continue to incur losses from operations for the foreseeable future as it pursues development of its therapeutic candidates and other programs. As of September 30, 2025, the Company had an accumulated deficit of $658.3 million, and cash and cash equivalents of $272.6 million. The Company has not generated any product revenue to date and does not expect to generate product revenue until it successfully completes development and obtains regulatory approval for at least one of its product candidates.

Through September 30, 2025, the Company has funded its operations primarily through sales of equity securities. The Company expects that its existing cash and cash equivalents at September 30, 2025 will be sufficient to fund its current and planned operating expenses and capital expenditures for at least 12 months from the filing date of this Quarterly Report on Form 10-Q. Beyond that date, the Company may need to raise additional capital through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements to achieve its longer-term business objectives.

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

Restricted cash

Restricted cash represents collateral provided for letters of credit issued as a security deposit in connection with the Company’s leased facilities. Cash will be released from restriction upon termination of the associated lease and satisfaction of any applicable termination conditions. Restricted cash was $0.2 million and $0.1 million as of September 30, 2025 and December 31, 2024, respectively.

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

As the Company was in a net loss position for the three and nine months ended September 30, 2025 and 2024, diluted net loss per share is the same as basic net loss per share because the effects of potentially dilutive securities are antidilutive.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive (on an as-converted basis):

	September 30,
	2025	2024
Stock options outstanding	15,695,808	11,451,856

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

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2025
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents:
Money market funds	1	$271,596	$—	$—	$271,596
Total financial assets		$271,596	$—	$—	$271,596

	December 31, 2024
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents:
Money market funds	1	$46,987	$—	$—	$46,987
U.S. treasury securities	2	94,379	40	—	94,419
Marketable securities:
U.S. treasury securities	2	73,935	17	—	73,952
Total financial assets		$215,301	$57	$—	$215,358

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

The Company determined that the Collaboration Agreement represents a contract with a customer and consists of one performance obligation to provide research and development services, or R&D services, to AbbVie. The Company determined the initial transaction price of the single performance obligation to be $30.0 million, as the variable consideration for additional R&D services, option exercise payments and development milestone payments were all subject to constraint at contract inception. Revenue from the Collaboration Agreement was recognized over the estimated performance of the R&D services using the cost-to-cost input method which the Company believed best depicted the transfer of control to the customer. Under the cost-to-cost input method, the extent of progress towards completion was measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the performance obligation. The Company recognized collaboration revenue of $2.9 million for the three months ended September 30, 2024, and $6.9 million and $6.3 million for the nine months ended September 30, 2025 and 2024, respectively. As of June 30, 2025, the Company had recognized all remaining revenue and costs associated with its performance obligation under the agreement. As a result, the Company did not recognize any collaboration revenues during the three months ended September 30, 2025. The Collaboration Agreement terminated pursuant to its terms in July 2025.

The following table summarizes the change in deferred revenue (in thousands):

Nine Months Ended September 30, 2025
Beginning balance	$6,941
Deferral of revenue	—
Recognition of revenue	(6,941)
Balance at the end of the period	$—

5. Balance sheet components

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Research and development	$15,593	$24,185
Compensation and related benefits	7,171	5,861
Professional services and consulting	792	933
Operating lease liabilities, current portion	—	63
Other	1,742	2,135
Total accrued expenses and other current liabilities	$25,298	$33,177

6. Employee benefit plan

The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code, or the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company assumes all administrative costs of the 401(k) Plan and makes matching contributions as defined in the 401(k) Plan document. The Company made matching contributions to the 401(k) Plan of $0.2 million and $0.7 million for the three and nine months ended September 30, 2025, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2024, respectively.

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

The Company was also obligated to pay Zentalis a one-time payment of $5.0 million in cash upon the achievement of a developmental milestone, which was achieved in December 2024 and paid during the nine months ended September 30, 2025. The related liability was accrued within accrued expenses and other current liabilities on the condensed consolidated balance sheet as of December 31, 2024.

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

Other asset acquisitions and license agreements

The Company has entered into or assumed various other asset purchase and license agreements to further acquire, discover, develop and commercialize certain technologies and treatments. There was no IPR&D expense under these agreements for the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, the Company incurred upfront fees of $4.0 million and $10.3 million, respectively, under these agreements which were recognized as IPR&D expense in the Company’s condensed consolidated statement of operations and comprehensive loss since the acquired IPR&D had no alternative future use.

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

As of December 31, 2024, the Company accrued $1.2 million within accrued expenses and other current liabilities on the condensed consolidated balance sheet related to upfront license fees and the achievement of certain milestones under these agreements. These amounts were subsequently paid during the nine months ended September 30, 2025.

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

The Company recorded operating lease expense of $0.2 million and $0.8 million for the three and nine months ended September 30, 2025, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2024, respectively. Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. The Company incurred variable lease costs of $0.1 million and $0.3 million for the three and nine months ended September 30, 2025, respectively. The Company did not incur significant variable lease costs for the three and nine months ended September 30, 2024.

Other information related to the Company’s operating leases was as follows:

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	7.50	8.15
Weighted-average discount rate	8.7%	9.5%

Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash paid for operating lease liabilities	$462	$301

The Company’s future minimum lease payments were as follows as of September 30, 2025 (in thousands):

Years ending December 31,	Amount
2025 (represents remaining three months in 2025)	$242
2026	1,468
2027	2,330
2028	2,383
2029 and thereafter	10,749
Total lease payments	17,172
Less: imputed interest	(3,821)
Less: tenant improvement allowance not yet received	(9,338)
Present value of operating lease liabilities	$4,013

9. Common stock

The Company has reserved the following shares of common stock for issuance, on an as-converted basis, as follows:

	September 30, 2025	December 31, 2024
Stock options issued and outstanding under the Plans	15,695,808	11,990,781
Remaining shares available for issuance under the Plans	2,622,783	2,631,369
Remaining shares available for issuance under the ESPP	1,550,859	906,251
Total reserved common stock	19,869,450	15,528,401

2025 Public Offering

In January 2025, the Company completed a public offering and issued 22,258,064 shares of its common stock at a price of $7.75 per share, for net proceeds of $161.7 million, after deducting underwriting discounts and commissions and offering expenses.

2024 ATM Agreement

On May 14, 2024, the Company entered into an “at the market” sales agreement, or the 2024 ATM Agreement, with TD Securities (USA) LLC, or TD Cowen, as sales agent, pursuant to which the Company may offer and sell from time to time shares of its common stock having an aggregate offering price of up to $200.0 million, or the ATM Shares. The Company has agreed to pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from any ATM Shares sold through the 2024 ATM Agreement. During the three and nine months ended September 30, 2025, the Company sold 4,625,156 shares of common stock in two transactions under the 2024 ATM Agreement for gross proceeds of $45.9 million and net proceeds of approximately $44.9 million. As of September 30, 2025, the Company had sold an aggregate of 6,655,587 shares of common stock under the 2024 ATM Agreement for gross proceeds of $65.9 million and net proceeds of approximately $64.5 million, with approximately $134.1 million remaining available for future offerings.

10. Share-based compensation

2020 Equity Incentive Plan

In September 2020, the Company adopted the 2020 Equity Incentive Plan, or the 2020 Plan, which supersedes all prior equity incentive plans. On January 1, 2025, the number of shares available for future issuance under the 2020 Plan increased by 2,578,433 shares. As of September 30, 2025, there were 639,588 shares available for issuance under the 2020 Plan.

In October 2023, the Company completed its merger with Morphimmune, Inc. and assumed the Morphimmune 2020 Equity Incentive Plan, or the Morphimmune Plan. There were 555,895 shares available for issuance under the Morphimmune Plan as of September 30, 2025.

2024 Inducement Plan

In October 2024, the Company adopted the 2024 Inducement Plan, or the 2024 Plan, and reserved 2,000,000 shares of the Company’s common stock to be used exclusively for grants of equity awards to individuals that were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company. In May 2025, the Compensation Committee of the Board of Directors of the Company approved an amendment to the 2024 Plan increasing the aggregate shares reserved under the 2024 Plan from 2,000,000 to 3,500,000. The terms and conditions of the 2024 Plan are substantially similar to the Company’s 2020 Plan. As of September 30, 2025, there were 1,427,300 shares available for issuance under the 2024 Plan.

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

2020 Employee Stock Purchase Plan

The Company adopted the 2020 Employee Stock Purchase Plan, or ESPP, in September 2020. On January 1, 2025, the shares of common stock authorized for issuance under the ESPP increased by 644,608 shares. As of September 30, 2025, there were 1,550,859 shares available for issuance under the ESPP. No shares of common stock have been issued under the ESPP as of September 30, 2025.

Stock options

A summary of option activity under the Plans during the nine months ended September 30, 2025 is as follows:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	11,990,781	$10.02	8.69	$34,209
Granted	5,386,784	10.19
Exercised	(381,992)	2.66
Forfeited	(1,062,581)	9.42
Expired	(237,184)	22.94
Outstanding at September 30, 2025	15,695,808	$10.09	8.73	$41,765
Exercisable at September 30, 2025	4,972,974	$7.69	7.83	$25,837

Aggregate intrinsic value in the above table is calculated as the difference between the exercise price of the options and the Company’s fair value of its common stock as of period end.

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2025 and 2024 was $7.53 and $11.47 per share, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2025 and 2024 was $2.5 million and $8.1 million, respectively.

The weighted average assumptions used in the Black-Scholes option-pricing model for stock options granted were:

	Nine Months Ended September 30,
	2025	2024
Expected volatility	85.1%	89.8%
Risk-free interest rate	4.0%	4.0%
Expected term (in years)	6.06	6.06
Expected dividend yield	—%	—%

Share-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$2,851	$1,820	$7,518	$3,244
General and administrative	3,896	3,072	10,279	7,034
Total share-based compensation expense	$6,747	$4,892	$17,797	$10,278

Unrecognized share-based compensation related to stock options was $87.4 million as of September 30, 2025 and is expected to be recognized over a weighted average period of 3.1 years.

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

The table below is a summary of the segment net loss, including significant segment expense categories (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Collaboration revenue	$—	$2,910	$6,941	$6,303
Less:
In-process research and development	—	(6,706)	—	(124,972)
Direct research and development expenses(1)
Varegacestat	(12,495)	(9,621)	(39,615)	(14,397)
IM-1021	(2,874)	(4,456)	(7,669)	(14,865)
IM-3050	(2,104)	(4,080)	(4,149)	(9,234)
Other product candidates	(17,623)	(10,917)	(35,672)	(25,418)
Indirect research and development(2)	(14,097)	(8,126)	(39,411)	(17,738)
General and administrative(3)	(10,945)	(9,526)	(31,677)	(22,509)
Total operating expenses	(60,138)	(53,432)	(158,193)	(229,133)
Loss from operations	(60,138)	(50,522)	(151,252)	(222,830)
Interest income	2,681	3,422	8,758	10,116
Net loss	$(57,457)	$(47,100)	$(142,494)	$(212,714)

(1)
Direct research and development expenses include external costs, such as costs related to laboratory materials and services, manufacturing, outsourced research, product development, and clinical trial costs, including fees paid to investigators, consultants, central laboratories and CROs to specific product candidates.
(2)
Indirect research and development expenses include personnel salary, benefit and share-based compensation costs, depreciation and amortization and certain overhead expenses.
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

We are advancing a pipeline that includes three clinical assets and three preclinical assets. Varegacestat, formerly AL102, is an investigational gamma secretase inhibitor, or GSI, currently under evaluation in a Phase 3 clinical trial for the treatment of desmoid tumors. IM-1021, a receptor tyrosine kinase-like orphan receptor 1, or ROR1, antibody-drug conjugate, is currently under evaluation in a Phase 1 trial with the first patient dosed in February 2025. IM-3050, a fibroblast activation protein, or FAP, targeted radioligand therapy, or RLT, received IND clearance in April 2025 and we plan to initiate a Phase 1 trial in early 2026 after delivery of third-party diagnostic radiotracer supply. Our preclinical assets include three solid tumor ADC drug candidates: IM-1617, IM-1340, and IM-1335, all of which are advancing towards 2026 IND submissions. In addition, we have multiple ADCs currently undergoing lead optimization in advance of future development decisions.

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

IM-1021 (Solid Tumor and B-Cell Lymphoma ADC)

IM-1021 is a ROR1 ADC that incorporates HC74, our proprietary TOP1i payload. ROR1 is expressed in both hematologic malignancies and solid tumors with limited normal tissue expression, and previous ADCs targeting ROR1 have demonstrated clinical activity. In preclinical studies, IM-1021 showed sustained tumor regression in preclinical models, including a mouse model of triple-negative breast cancer, or TNBC, and a mouse model of mantle cell lymphoma, or MCL. We believe that IM-1021 may provide improved therapeutic index as compared to other ROR1-targeted ADCs in development. The Phase 1 clinical trial is ongoing, with objective responses observed in patients with B-cell lymphomas at multiple dose levels. We expect to present initial data for IM-1021 in 2026.

IM-3050 (FAP Radioligand Therapy)

IM-3050 is a FAP-targeted lutetium-177, Lu-177 or 177Lu, RLT product candidate for the treatment of solid tumors. FAP is a cell surface protease that serves as a tumor-specific marker due to its broad expression on cancer associated fibroblasts, the most common tumor stromal cell. FAP is expressed in 75% of solid tumors. IM-3050 is designed to deliver radioactive 177Lu directly to FAP- expressing cells, where the “bystander” effect of the radiation may damage or kill nearby tumor cells. We believe this RLT approach could overcome the limitations, such as poor internalization and low expression on tumor cells, that make FAP an unsuitable target for ADCs. In vivo data show single dose antitumor activity and tolerability. We received IND clearance for this program in April 2025 and plan to initiate a Phase 1 trial in early 2026 after delivery of third-party diagnostic radiotracer supply.

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

Results of operations

Comparison of the three months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Collaboration revenue	$—	$2,910	$(2,910)
Operating expenses:
In-process research and development	—	6,706	(6,706)
Research and development(1)	49,193	37,200	11,993
General and administrative(1)	10,945	9,526	1,419
Total operating expenses	60,138	53,432	6,706
Loss from operations	(60,138)	(50,522)	(9,616)
Interest income	2,681	3,422	(741)
Net loss	$(57,457)	$(47,100)	$(10,357)

(1)
Amounts include non-cash share-based compensation expense as follows (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Research and development	$2,851	$1,820	$1,031
General and administrative	3,896	3,072	824
Total share-based compensation expense	$6,747	$4,892	$1,855

Collaboration revenue

There was no collaboration revenue for the three months ended September 30, 2025. Collaboration revenue for the three months ended September 30, 2024 of $2.9 million was related to certain research and development activities under the Collaboration Agreement with AbbVie. As of June 30, 2025, we had recognized all revenue and costs associated with our performance obligation under the agreement.

In-process research and development expense

There was no IPR&D expense for the three months ended September 30, 2025. IPR&D expense for the three months ended September 30, 2024 was related to the write-off of IPR&D assets that were determined to have no alternative future use.

Research and development expenses

Research and development expenses increased by $12.0 million, from $37.2 million for the three months ended September 30, 2024 to $49.2 million for the three months ended September 30, 2025.

The table below summarizes the components of our research and development expenses for the periods presented (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Varegacestat (1)	$12,495	$9,621	$2,874
IM-1021 (2)	2,874	4,456	(1,582)
IM-3050 (3)	2,104	4,080	(1,976)
Other product candidates (4)	17,623	10,917	6,706
Indirect research and development (5)	14,097	8,126	5,971
Total	$49,193	$37,200	$11,993

(1)
The increase for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was due primarily to increases in consulting and manufacturing activities to support our Phase 3 trial and a potential future NDA submission.
(2)
The decrease for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was due primarily to the timing of outsourced research, manufacturing and IND-enabling activities, partially offset by an increase in clinical trial activities as we initiated our Phase 1 trial in February 2025.
(3)
The decrease for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was due primarily to the timing of outsourced research, manufacturing and IND-enabling activities, partially offset by an increase in clinical trial start up activities as we prepare to initiate our Phase 1 trial. We received IND clearance for this program in April 2025.
(4)
The increase for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was due primarily to increased manufacturing activities for our product candidates, partially offset by reductions in professional and contract laboratory services due to the replacement of certain outsourced services with internal resources.
(5)
The increase for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was due primarily to an increase in personnel and personnel-related costs in support of our product candidates and discovery programs.

General and administrative expenses

General and administrative expenses increased by $1.4 million, from $9.5 million for the three months ended September 30, 2024 to $10.9 million for the three months ended September 30, 2025. The increase was primarily a result of a $1.6 million increase in personnel-related costs from an increase in headcount, including a $0.8 million increase in share-based compensation, which was partially offset by decreases in other general operating costs.

Interest income

Interest income decreased by $0.7 million from $3.4 million for the three months ended September 30, 2024 to $2.7 million for the three months ended September 30, 2025. The decrease was primarily a result of lower interest rates during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Comparison of the nine months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Collaboration revenue	$6,941	$6,303	$638
Operating expenses:
In-process research and development	—	124,972	(124,972)
Research and development(1)	126,516	81,652	44,864
General and administrative(1)	31,677	22,509	9,168
Total operating expenses	158,193	229,133	(70,940)
Loss from operations	(151,252)	(222,830)	71,578
Interest income	8,758	10,116	(1,358)
Net loss	$(142,494)	$(212,714)	$70,220

(1)
Amounts include non-cash share-based compensation expense as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Research and development	$7,518	$3,244	$4,274
General and administrative	10,279	7,034	3,245
Total share-based compensation expense	$17,797	$10,278	$7,519

Collaboration revenue

Collaboration revenue increased by $0.6 million, from $6.3 million for the nine months ended September 30, 2024 to $6.9 million for the nine months ended September 30, 2025. The increase was primarily due to an increase in certain research and development activities allocated to AbbVie during the nine months ended September 30, 2025 compared to the same period in 2024. As of June 30, 2025,we had recognized all revenue and costs associated with our performance obligation under the agreement.

In-process research and development expenses

There was no IPR&D expense for the nine months ended September 30, 2025. IPR&D expense for the nine months ended September 30, 2024 primarily related to the write-off of IPR&D assets that were acquired from Zentalis, Ayala and others and determined to have no alternative future use.

Research and development expenses

Research and development expenses increased by $44.9 million, from $81.7 million for the nine months ended September 30, 2024 to $126.5 million for the nine months ended September 30, 2025.

The table below summarizes the components of our research and development expenses for the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Varegacestat (1)	$39,615	$14,397	$25,218
IM-1021 (2)	7,669	14,865	(7,196)
IM-3050 (3)	4,149	9,234	(5,085)
Other product candidates (4)	35,672	25,418	10,254
Indirect research and development (5)	39,411	17,738	21,673
Total	$126,516	$81,652	$44,864

(1)
The increase for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was due primarily to clinical trial activities, as well as manufacturing and consulting activities associated with our Phase 3 trial and in preparation for potential a future NDA submission
(2)
The decrease for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was due primarily to the timing of outsourced research, manufacturing and IND-enabling activities, partially offset by an increase in clinical trial activities as we initiated our Phase 1 trial in February 2025.
(3)
The decrease for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was due primarily to the timing of outsourced research, manufacturing and IND-enabling activities. We received IND clearance for this program in April 2025.
(4)
The increase for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was due primarily to increased manufacturing activities for our product candidates, partially offset by reductions in professional and contract laboratory services due to the replacement of certain outsourced services with internal resources.
(5)
The increase for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was due primarily to an increase in personnel and personnel-related costs in support of our product candidates and discovery programs.

General and administrative expenses

General and administrative expenses increased by $9.2 million, from $22.5 million for the nine months ended September 30, 2024 to $31.7 million for the nine months ended September 30, 2025. The increase was primarily a result of a $6.8 million increase in personnel-related costs from an increase in headcount, including a $3.2 million increase in share-based compensation.

Interest income

Interest income decreased by $1.4 million from $10.1 million for the nine months ended September 30, 2024 to $8.8 million for the nine months ended September 30, 2025. The decrease was primarily a result of lower interest rates during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

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

To date, we have not generated any revenue from commercial sale of products and do not expect to generate revenue from commercial sales for the foreseeable future. Since inception, we have incurred significant operating losses and negative cash flows from operations. Our net losses were $57.5 million and $47.1 million for the three months ended September 30, 2025 and 2024, respectively, and $142.5 million and $212.7 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had cash and cash equivalents of $272.6 million and an accumulated deficit of $658.3 million.

In January 2025, we issued 22,258,064 shares of our common stock at $7.75 per share for net proceeds of $161.7 million, after deducting underwriting discounts and commissions and offering expenses payable by us, or the 2025 Financing.

In May 2024, we entered into an “at the market” sales agreement, or the 2024 ATM Agreement, with TD Securities (USA) LLC, or TD Cowen, as sales agent, pursuant to which we may offer and sell from time to time shares of our common stock having an aggregate offering price of up to $200.0 million, or the ATM Shares. We have agreed to pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from any ATM Shares sold through the 2024 ATM Agreement. During the three and nine months ended September 30, 2025, the Company sold 4,625,156 shares of common stock in two transactions under the 2024 ATM Agreement for gross proceeds of $45.9 million and net proceeds of approximately $44.9 million. As of September 30, 2025, we had sold an aggregate of 6,655,587 shares of common stock under the 2024 ATM Agreement for gross proceeds of $65.9 million and net proceeds of approximately $64.5 million, with approximately $134.1 million remaining available for future offerings.

Cash flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash used in operating activities	$(142,966)	$(68,734)
Cash provided by (used in) investing activities	64,802	(94,821)
Cash provided by financing activities	207,562	220,444
Net increase in cash and cash equivalents and restricted cash	$129,398	$56,889

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $143.0 million, consisting primarily of our net loss of $142.5 million and a net change in operating assets and liabilities of $18.5 million, partially offset by noncash charges of $18.0 million. The noncash charges primarily consisted of $17.8 million of share-based compensation. The change in operating assets and liabilities primarily consisted of a decrease in accounts payable of $6.9 million, a decrease in deferred revenue of $6.9 million, an increase in prepaid expenses and other assets of $3.4 million and a decrease in accrued expenses and other current liabilities of $1.2 million.

Net cash used in operating activities for the nine months ended September 30, 2024 was $68.7 million, consisting primarily of our net loss of $212.7 million, partially offset by noncash charges of $134.4 million and a net change in operating assets and liabilities of $9.6 million. The noncash charges primarily consisted of $125.0 million of in-process research and development assets acquired without alternative future use and $10.3 million of share-based compensation. The change in operating assets and liabilities primarily consisted of an increase in accrued expenses and other current liabilities of $13.5 million and a decrease in prepaid expenses and other assets of $2.3 million, partially offset by a decrease in deferred revenue of $6.3 million.

Investing activities

Net cash provided by investing activities for the nine months ended September 30, 2025 was $64.8 million, consisting of $200.0 million from maturities of marketable securities, partially offset by $123.3 million of purchases of marketable securities, $6.2 million of purchases of IPR&D assets and $5.7 million of purchases of property and equipment.

Net cash used in investing activities for the nine months ended September 30, 2024 was $94.8 million, consisting primarily of $112.7 million of purchases of marketable securities, $46.1 million of purchases of IPR&D assets and $6.0 million of purchases of property and equipment, partially offset by $70.0 million from maturities of marketable securities.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2025 was $207.6 million, consisting of gross proceeds of $172.5 million from the 2025 Financing, $45.9 from the 2024 ATM Agreement, and $0.8 million from the exercise of options, partially offset by offering costs of $11.7 million from the 2025 Financing and 2024 ATM Agreement.

Net cash provided by financing activities for the nine months ended September 30, 2024 was $220.4 million, consisting of gross proceeds of $230.0 million from a follow-on public offering we completed in February 2024, or the 2024 Financing, and $5.3 million from the exercise of options and common stock warrants, partially offset by offering costs of $14.8 million from our 2024 Financing and 2024 ATM Agreement.

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

We expect that our existing cash and cash equivalents as of September 30, 2025 will be sufficient to fund our current and planned operating expenses and capital expenditures for at least 12 months from the filing date of this Quarterly Report on Form 10-Q. We will need additional financing to support our continuing operations and pursue our research and development strategy. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our programs and product candidates.

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

As of June 30, 2025, the market value of our common stock held by non-affiliates exceeded $700.0 million. As a result, we will no longer be an emerging growth company effective as of December 31, 2025 or a smaller reporting company beginning with our Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2026. Based on recent SEC guidance, we will, however, continue to be a non-accelerated filer through at least our fiscal year ending December 31, 2026. As a result of this transition, we will be subject to certain disclosure and compliance requirements that apply to other public companies that did not previously apply to us due to our status as an emerging growth company and smaller reporting company. These requirements include, but are not limited to: the requirement that we provide more detailed disclosures regarding executive compensation; and the requirement that we hold a non-binding advisory vote on executive compensation and obtain shareholder approval of any golden parachute payments not previously approved. We will not, however, be subject to the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404 while we are a non-accelerated filer.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information under this item is not required to be provided by smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of September 30, 2025, were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We are a biopharmaceutical company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.*

We are a biotechnology company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, raising capital, pursuing strategic transactions, building our management team and building our intellectual property portfolio, and we have incurred significant operating losses. As of September 30, 2025, we had an accumulated deficit of $658.3 million. Our net loss for the year ended December 31, 2024 was $293.0 million and $142.5 million for the nine months ended September 30, 2025. To date, we have not generated any revenue from product sales, and we have not identified or sought or obtained regulatory approval for the marketing or sale of any product. Furthermore, we may not generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development activities and the regulatory approval process for our programs and product candidates.

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

Based on our current operating plan, we expect that our existing cash and cash equivalents as of September 30, 2025 will be sufficient to fund our current and planned operating expenses and capital expenditures for at least 12 months from the filing date of this Quarterly Report on Form 10-Q. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of biotechnology products is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

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

Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal information. As applicable, such rights include the right to access, correct, or delete certain personal information, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal information, including sensitive information, such as conducting data privacy impact assessments. Certain of these state laws allow for statutory fines for noncompliance. While there are currently exceptions for protected health information that is subject to HIPAA and certain information processed in connection with clinical trials in certain U.S. state privacy laws, these laws increase compliance costs and potential liability with respect to other personal information we maintain. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.

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

In addition to data privacy and security laws, we are or may become contractually subject to industry standards adopted by industry groups. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, some clinical trial sites who share data about clinical trial participants contractually limit our ability to use and disclose personal information.

We publish privacy policies, marketing materials, whitepapers, and other statements, such as statements related to compliance with certain certifications or self-regulatory principles, regarding data privacy and security. Regulators are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, on July 4, 2025, the annual reconciliation bill, the "One Big Beautiful Bill Act", or OBBBA, was signed into law, which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad, particularly given the recent change in administration. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions include, for example, (1) directives to reduce agency workforce and program cuts; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan, directing HHS to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Negotiation Program, and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs of imported pharmaceutical products; (6) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans; and (7) as part of the Make America Healthy Again, or MAHA, Commission's recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. We expect that additional state and federal health care reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for health care products and services, which could result in reduced demand for our product candidates or additional pricing pressures, or otherwise adversely impact our operations.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, as of the filing of this Quarterly Report as well as in recent years, including beginning on December 22, 2018, the U.S. government shut down and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities.

If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, existing or future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

As of September 30, 2025, we had 168 full-time employees. The continued operation of our business and execution of our plans will require material additional staffing within the next twelve months. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to advance our ADC platform, develop our programs or product candidates or run our operations or to accomplish our objectives.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*

We expect that significant additional capital may be needed in the future to continue our planned operations, including further development of our programs and product candidates, preparing IND filings, conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, preferred stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. In this regard, in October 2023, we completed our Merger and concurrent PIPE transaction for gross proceeds of approximately $125.0 million before deducting fees and offering expenses. An aggregate of 21,690,871 shares of our common stock at $5.75 per share were issued pursuant to the subscription agreements and have been registered for resale pursuant to a registration statement on Form S-3 filed with the SEC and made effective on November 27, 2023. Additionally, in February 2024, we filed an automatic shelf registration statement on Form S-3, pursuant to which we have, and may in the future issue from time-to-time securities in one or more offerings at prices and terms to be determined at the time of sale. For example, in February 2024 and January 2025, we raised $230.0 million and $172.5 million, respectively, before deducting underwriting discounts and commissions and estimated offering expenses payable by us, through the public offering of our common stock. In connection with the closing of the public offerings, we issued and sold 11,500,000 shares of our common stock in February 2024 and 22,258,064 shares of our common stock in January 2025. In May 2024, we also entered into the 2024 ATM Agreement with TD Cowen, pursuant to which we may offer and sell, from time to time through TD Cowen, at our option, shares of our common stock. As of the filing of this Quarterly Report, we have sold 6,655,587 shares of our common stock for gross proceeds of approximately $65.9 million pursuant to the 2024 ATM Agreement and approximately $134.1 million remains available for future sales. If we sell shares of common stock, preferred stock, convertible securities or other equity securities, including pursuant to sales under the 2024 ATM Agreement, investors may be materially diluted. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

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

Pursuant to our 2020 Equity Incentive Plan, or 2020 Plan, our board of directors or committee thereof or, in accordance with applicable law, designated members of management are authorized to grant stock options to our employees, directors and consultants. In addition, pursuant to our 2024 Inducement Plan, as amended, our board of directors, or a committee thereof, is authorized to grant inducement awards to new hires as a material inducement to their employment with us. The aggregate number of shares of our common stock that may be issued pursuant to stock awards under our 2020 Plan as of September 30, 2025 shall not exceed 10,774,732 shares, and the aggregate number of shares of our common stock that may be issued pursuant to stock awards under our 2024 Inducement Plan, as amended, shall not exceed 3,500,000 shares.

Additionally, the number of shares of our common stock reserved for issuance under our 2020 Plan will automatically increase on January 1 of each year, beginning on January 1, 2021 and continuing through and including January 1, 2030, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. Additionally, pursuant to Morphimmune Inc.’s 2020 Equity Incentive Plan, or the Morphimmune Plan, the aggregate number of shares that may be issued pursuant to stock awards under the Morphimmune Plan as of September 30, 2025 may not exceed 2,822,308 shares. Although we did not initially anticipate issuing awards under the Morphimmune Plan, depending on our needs, we may in the future issue awards under the Morphimmune Plan. Additionally, on June 28, 2023, Clay Siegall was granted options to purchase shares of the Company’s common stock pursuant to an Inducement Grant. The aggregate number of stock awards that may be issued under the Inducement Grant may not exceed 2,137,080 shares.

We currently are an “emerging growth company” and our election of reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.*

We currently are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or JOBS Act. Until December 31, 2025, we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404, reduced disclosure obligations regarding executive compensation in our annual report and our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements and two years of selected financial data in our annual report. We will no longer be an emerging growth company effective as of December 31, 2025, the end of the fiscal year following the fifth anniversary of our initial public offering. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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

As of June 30, 2025, the market value of our common stock held by non-affiliates exceeded $700.0 million. As a result, we will no longer be a smaller reporting company beginning with our first Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2026. Based on recent SEC guidance, we will, however, continue to be a non-accelerated filer through at least our fiscal year ending December 31, 2026. As a result of this transition, we will be subject to certain disclosure and compliance requirements that apply to other public companies that did not previously apply to us due to our status as an emerging growth company and smaller reporting company. These requirements include, but are not limited to: the requirement that we provide more detailed disclosures regarding executive compensation and the requirement that we hold a non-binding advisory vote on executive compensation and obtain shareholder approval of any golden parachute payments not previously approved. We will not, however, be subject to the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404 while we are a non-accelerated filer.

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

101

Interactive Data File (Form 10‑Q for the Quarterly Period ended September 30, 2025 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.” The instance document does not appear in the interactive file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive File (embedded within the Inline XBRL document).

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNOME, INC.
(Registrant)

Date: November 6, 2025	By:	/s/ Clay B. Siegall, Ph. D.
	Name:	Clay B. Siegall, Ph. D.
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Max Rosett
	Name:	Max Rosett
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)