Form 10-K
period 2025-12-31
Immunome Inc.
filed 2026-03-03
CIK 1472012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☒
Accelerated filer	☐			Emerging growth company	☐

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $728.5 million based on the closing price reported by NASDAQ on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter). For purposes of making this calculation only, the registrant has defined affiliates as all executive officers and directors and their affiliates.

The number of outstanding shares of the registrant’s common stock as of February 27, 2026 was 113,133,199.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement on Schedule 14A for the 2026 Annual Meeting of Stockholders to be filed with Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10‑K, are incorporated by reference into Part III, Items 10-14 of this Form 10‑K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025, or this Annual Report, may include “forward-looking statements” within the meaning of the federal securities laws, which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Annual Report, other than statements of historical fact, are forward-looking statements. You can identify forward-looking statements by the use of words such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “ongoing,” “plan,” “predict,” “project,” “positioned,” “potential,” “seek,” “should,” “suggest,” “target,” “will,” “would” and similar statements of a future or forward-looking nature and identify forward-looking statements. In particular, forward-looking statements contained in this Annual Report relate to, among other things, the process of discovering, developing and commercializing medicines that are safe and effective for use as human therapeutics, and in the endeavor of building a business around these medicines. We caution you that the foregoing may not encompass all the forward-looking statements made in this Annual Report. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for these statements, this information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information.

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
•
We have not yet submitted a New Drug Application, or NDA, or Biologics License Application, or BLA, obtained FDA approval for marketing, or successfully commercialized a product, and we may be unable to do so.
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
•
We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules; contractual obligations; industry standards; policies; and other obligations related to data privacy or security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations; government enforcement actions; private litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; adverse publicity or other reputational harm; and other consequences that could negatively affect our operating results and business.
•
Health care legislative, regulatory and administrative reform measures, as well as changes or instability at government agencies including FDA, may have a material adverse effect on our business and results of operations.
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

•
If our information technology systems or data, or those of the third parties with whom we work are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; and other adverse consequences.
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

PART I

Item 1. Business

Overview

We are a biotechnology company committed to the development of first-in-class and best-in-class targeted oncology therapies. Our goal is to establish a broad portfolio of differentiated clinical assets to improve the lives of cancer patients. Key to that strategy is our deep expertise in the discovery, design, development, manufacturing, and ultimately commercialization of antibody-drug conjugates and other oncology therapeutics.

We are advancing a pipeline that includes three clinical assets and three preclinical assets. Varegacestat, formerly AL102, is an investigational, oral, once-daily gamma secretase inhibitor, or GSI. In December 2025, we announced positive topline results from the global pivotal Phase 3 RINGSIDE trial of varegacestat in patients with progressing desmoid tumors. We anticipate submitting a new drug application, or NDA, in the second quarter of 2026. IM-1021, a receptor tyrosine kinase-like orphan receptor 1, or ROR1, antibody-drug conjugate, is currently under evaluation in a Phase 1 trial. In November 2025, we reported observed objective responses at multiple dose levels in B-cell lymphoma patients treated with IM-1021, and we plan to share initial data in 2026. IM-3050, a fibroblast activation protein, or FAP, targeted radioligand therapy, or RLT, received IND clearance in April 2025, and we plan to initiate a Phase 1 trial in early 2026 after delivery of third-party diagnostic radiotracer supply. Our preclinical assets include three solid tumor ADCs with anticipated 2026 IND submissions: IM-1617, IM-1340, and IM-1335.

Our pipeline also includes numerous early-stage ADCs produced by our internal discovery efforts, providing opportunities for additional IND submissions in 2027 and beyond. Our approach to discovery centers on designing ADCs against novel or underexplored targets. We believe that pursuing differentiated targets provides a path to significant clinical benefit and meaningful market opportunities. HC74, our differentiated, novel topoisomerase 1, or TOP1, inhibitor payload, supports this strategy. We have efforts underway to develop additional linkers and payloads and believe that a broad toolbox of linkers and payloads supports our mission to design and develop a diverse pipeline of ADCs with differentiated safety, efficacy, and tolerability profiles that address unmet medical need.

To expand and advance our innovative portfolio of therapeutics, we draw on leadership that previously played key roles in the design, development, and commercialization of cutting-edge targeted cancer therapies, including the first ADCs commercialized for Hodgkin and T-cell lymphoma, urothelial cancer and cervical cancer.

Our Strategy

Our mission is to build an oncology company committed to developing first-in-class and best-in-class targeted therapies designed to improve outcomes for cancer patients. Key elements of our business strategy are to:

•
Advance varegacestat and prepare for potential commercialization. We are prioritizing regulatory, clinical, and operational activities to support a potential commercial launch of varegacestat for the treatment of desmoid tumors, subject to regulatory approval. Our launch readiness approach includes a staged build-out of commercial capabilities and our commercial organization; patient identification and market education efforts focused on the treating community; early market access planning intended to support appropriate patient access; and a build-out of patient support capabilities aligned with the chronic nature of treatment in this population. We are also making investments intended to support commercial supply readiness for varegacestat.
•
Leverage our ADC capabilities to progress additional pipeline assets. Key to our strategy is our expertise in the discovery, design, development, manufacturing, and ultimately commercialization of ADCs. We intend to apply these capabilities across our portfolio to efficiently advance additional clinical and preclinical programs, prioritizing programs based on biological rationale, development feasibility, competitive landscape, and potential to address meaningful unmet medical need.
•
Pursue selective business development opportunities while retaining flexibility. We may pursue strategic collaborations, alliances, or other transactions where we believe they can enhance our capabilities, accelerate development timelines, expand our pipeline, support clinical regimens with our pipeline or improve our financial flexibility. We may also, from time to time, evaluate in-licensing, acquisitions, or investments in complementary businesses, technologies, products, or assets.

Immunome Pipeline

Varegacestat (formerly AL102)

Varegacestat is an investigational, oral, once-daily GSI therapy under evaluation for the treatment of desmoid tumors. In December 2025, we reported positive Phase 3 RINGSIDE (Part B) topline results showing that the study met all primary and key secondary endpoints. Varegacestat achieved the primary endpoint of progression free survival, delivering an 84% reduction in the risk of disease progression or death versus placebo (HR=0.16, p<0.0001). The confirmed objective response rate (ORR) based on RECIST v1.1 was 56% with varegacestat vs. 9% with placebo (p<0.0001), as assessed by blinded independent central review. In an exploratory analysis, varegacestat demonstrated a median best change in tumor volume of -83% vs. +11% with placebo, as assessed by blinded independent central review. In addition, the trial met all key secondary endpoints, with varegacestat achieving statistically significant improvements vs. placebo in landmark tumor volume reduction and worst pain intensity. The Phase 3 RINGSIDE topline and Phase 2 RINGSIDE (Part A) data also show that varegacestat has a safety profile consistent with other GSI therapies. We acquired varegacestat from Ayala Pharmaceuticals, Inc., or Ayala, in March 2024.

Disease background

Desmoid tumors, also known as aggressive fibromatosis or desmoid-type fibromatosis, are rare, non-metastatic, locally aggressive sarcomas of fibroblastic origin. They often strike in young adulthood, with 1,000-1,650 patients diagnosed each year in the United States. Desmoid tumors can lead to debilitating pain, deformity, and life-threatening organ damage depending on location. Quality of life is a major challenge for people living with desmoid tumors, and a majority of patients experience chronic pain that can significantly limit physical functioning. Up to ~60-80% of patients experience recurrence, which can be exacerbated by surgery. Following progression during initial active surveillance, systemic therapy is recommended for ~75% of tumors based on location.

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

Clinical development

Prior to the initiation of the Phase 3 RINGSIDE clinical trial of varegacestat in desmoid tumors, varegacestat clinical activity was observed in two clinical trials that enrolled adult participants with desmoid tumors. A Phase 1 dose-escalation clinical trial was conducted by Bristol-Myers Squibb, or BMS, in patients with solid tumors. In this trial, one patient with desmoid fibromatosis was enrolled. This patient demonstrated tumor shrinkage of 16.5% while on study. Based on these data and responses demonstrated with other GSIs, Ayala designed a seamless Phase 2/3 study called RINGSIDE to specifically evaluate the activity of varegacestat in participants with progressing desmoid tumors who required therapy. The Phase 2 portion of RINGSIDE enrolled 42 participants at three different dosing regimens of varegacestat: 2 mg once a day for two days every week, 4 mg once a day for two days every week and 1.2 mg once a day daily. Overall, the ORR in evaluable participants as measured by RECIST v1.1 by an independent radiologist was 64% for all doses tested. The 1.2 mg daily dosing cohort had an ORR of 75% in the evaluable population. Among participants in the intention-to-treat population, the overall response rate was 55% across all doses tested and the response rate was 64% for participants in the 1.2 mg daily dosing cohort. In this study, more rapid and deeper responses were achieved with 1.2 mg once-daily dosing compared with the other dosing schedules, as evaluated based on RECIST by blinded independent central review, or BICR, tumor volume, and T2W signal intensity. These data were reported in a poster presentation at ESMO in 2024.

Phase 3 RINGSIDE trial in desmoid tumors

The Phase 3 portion of RINGSIDE is a registrational, global, double-blind, randomized, placebo-controlled clinical trial, conducted at clinical sites in North America, Europe, Asia and Australia. It is designed to evaluate the efficacy, safety and tolerability of varegacestat compared to placebo in participants with progressing desmoid tumors. One hundred fifty-six participants with histologically confirmed desmoid tumors with progressive disease (defined as tumor growth of at least 20% within the past 12 months as measured by RECIST v1.1) were enrolled. Enrollment was completed in February 2024.

Enrolled participants were either treatment-naïve with desmoid tumors not amenable to surgery or had refractory or recurrent disease after at least one line of therapy. Participants in the study were randomized 1:1 and received either 1.2 mg varegacestat or placebo given once daily. Tumor progression was evaluated by RECIST v1.1 determined blinded independent central review (BICR). Participants who progress while on study are eligible to enter an open-label extension whereby they may receive varegacestat at a dose of 1.2 mg once daily until disease progression or unacceptable toxicity. The primary endpoint of Phase 3 RINGSIDE is progression-free survival with secondary endpoints of ORR, duration of response and specific patient-reported outcomes.

In December 2025, we reported positive Phase 3 RINGSIDE topline results showing that the study met all primary and key secondary endpoints. Varegacestat achieved the primary endpoint of the Phase 3 RINGSIDE trial, delivering an 84% reduction in the risk of disease progression compared with placebo (HR=0.16, p<0.0001). To our knowledge, this is the lowest hazard ratio reported for a pivotal study in this population. Kaplan-Meier analysis of PFS demonstrated marked separation of the two arms as soon as the first tumor assessment at 12 weeks, and the separation between the curves continued throughout the course of treatment.

The study met the key secondary endpoint, showing a highly significant ORR benefit (p<0.0001) with varegacestat (56%) compared with placebo (9%). The waterfall plot shows that none of the study subjects in the varegacestat arm had progressive disease, and tumor shrinkage was observed in the vast majority of participants.

The exploratory endpoint of median best tumor volume also was achieved, with a mediation reduction of 83% in the varegacestat arm compared with an 11% increase in tumor volume in the placebo arm.

Safety results from Phase 3 portion of RINGSIDE show that varegacestat was generally well-tolerated, with a manageable safety profile consistent with the GSI class of medicines. The most common adverse events for participants in the treatment arm were diarrhea (82%), fatigue (44%), rash (43%), nausea (35%), and cough (34%), and most events were grade 1 or 2. Ovarian toxicity was reported in 55.6% of premenopausal women. There were no deaths on study.

We are completing the manufacturing, toxicology and pharmacology work required to support an NDA submission, and expect to submit an NDA to the FDA for varegacestat for the treatment of desmoid tumors in the second quarter of 2026. We also anticipate presenting the complete Phase 3 RINGSIDE data set at an upcoming medical conference.

IM-1021 (Solid Tumor and B-Cell Lymphoma ADC)

IM-1021 is a ROR1 ADC that incorporates HC74, our proprietary TOP1i payload. ROR1 is expressed in both hematologic malignancies and solid tumors with limited normal tissue expression. Previous ADCs targeting ROR1 have demonstrated clinical activity.

We believe that IM-1021 may provide improved therapeutic index as compared to other ROR1-targeted ADCs in development. The Phase 1 clinical trial is ongoing, with objective responses observed in patients with B-cell lymphomas at multiple dose levels.

ROR1 is a clinically validated target in B-cell lymphoma

High or moderate expression of ROR1 has been demonstrated in a variety of hematopoietic malignancies, particularly in B-cell lymphomas, and clinical results have validated it as a target in these tumors. Preliminary Phase 1 data from zilovertamab vedotin (also known as MK-2140 or VLS-101), a ROR1-targeted ADC with a vedotin payload, in heavily pre-treated patients (median prior lines of therapy = 4, range 1-9), showed objective tumor responses in patients with mantle cell lymphoma, or MCL, and diffuse large B-cell lymphoma, or DLBCL. Subsequent evaluation in a Phase 2 study by Merck in DLBCL showed that of 103 participants treated at 2.5 mg/kg, 15 participants had complete responses, or CRs, 14 had partial responses, or PRs, and 17 had stable disease, or SDs. Of 37 participants treated at 2.25 mg/kg, there were 7 CRs, 2 PRs, and 7 SDs. Both of these dose levels were associated with a high degree of toxicity. In February 2025, Merck announced the initiation of waveLINE-010 (ClinicalTrials.gov, NCT06717347), a pivotal Phase 3 clinical trial evaluating zilovertamab vedotin in combination with rituximab plus cyclophosphamide, doxorubicin and prednisone, or R-CHP, compared to rituximab plus cyclophosphamide, doxorubicin, vincristine and prednisone, or R-CHOP, alone, for the treatment of patients with previously untreated DLBCL. In addition, CStone Pharmaceuticals has shared Phase 1 data demonstrating activity in both Hodgkin and non-Hodgkin lymphoma for CS5001, their ROR1-targeted ADC.

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

In October 2024, we presented preclinical data demonstrating robust anti-tumor activity for IM-1021 at the 36th EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics. IM-1021 showed superior activity compared to zilovertamab vedotin1 at both dose levels in the Jeko-1 mantle cell lymphoma, or MCL, model. In a patient-derived NSCLC xenograft model, eight out of eight animals achieved complete responses after three 2.5 mg/kg doses IM-1021.

1The head-to-head data is based on our synthesized version of MK-2140, which we believe is structurally equivalent to MK-2140.

We received IND clearance for IM-1021 in December 2024 and began dosing participants in our Phase 1 clinical trial in February 2025 with a starting dose of 2 mg/kg of adjusted ideal body weight. Our clinical strategy is designed to efficiently evaluate dose escalation in participants with solid tumors and lymphoma, followed by potential expansion into specific indications. Dose escalation is primarily focused on B-cell lymphomas, including diffuse large B-cell lymphoma, mantle cell lymphoma, follicular lymphoma and small lymphocytic lymphomas. We are developing an in vitro diagnostic that could help identify solid tumor participants most likely to respond to IM-1021 in indications like non-small cell lung cancer, triple-negative breast cancer, ovarian cancer, liposarcoma, mesothelioma, and pancreatic cancer. Expansion cohorts may include any of the above-mentioned tumor types. Our strategy is to pursue pivotal clinical studies in indications that have shown compelling clinical outcomes in early-stage trials, present significant commercial opportunities, and offer a potential accelerated path to approval.

The Phase 1 clinical trial is ongoing, with objective responses observed in participants with B-cell lymphomas at multiple dose levels. We expect to present initial data for IM-1021 in 2026.

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

Emerging field of targeted radiotherapies

Two targeted radiotherapies have been approved by the FDA in the past few years: Lutathera® for gastroenteropancreatic neuroendocrine tumors, or GEP-NETs, that express the somatostatin receptor; and Pluvicto® for metastatic castration-resistant prostate cancer, or mCRPC that expresses PSMA. There has also been strong interest from pharmaceutical companies in acquiring radiotherapies, exemplified by the $4.1 billion dollar acquisition of RayzeBio, Inc. by BMS in 2024; the $2.1 billion acquisition of Endocyte, Inc. by Novartis AG in 2018; the $1.4 billion dollar acquisition of Point Biopharma Global, Inc. by Eli Lilly and Company; and license by BMS in 2025 from Philochem for a early clinical stage radioligand therapy for $350 million upfront, approximately $1.1 billion in potential development, regulatory and commercial milestones and royalties on product sales.

Published clinical results from FAP-targeted RLT product candidates have demonstrated both the potential therapeutic benefits of this class of therapeutics and the limitations of current candidates. In the early Phase I LuMIERE trial among eleven participants with advanced or metastatic solid tumors treated with 177Lu-FAP-2286, one patient achieved a PR after six treatments, and that patient’s disease did not progress for more than 12 months after their first dose. However, most participants did not achieve a response, highlighting the need for FAP-targeted therapies with improved activity. Additional early stage clinical results are expected for FAP targeted radiotherapeuties in development with varied radio isotopes such as lead‑212 (212Pb), actinium‑225 (Ac‑225) and lutetium-177, Lu-177 are expected between 2026 to 2028.

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

A key challenge to realizing the full potential of ADCs in the treatment of cancer is the disproportionate focus on a small number of targets, with 10 targets accounting for 50% of active clinical ADC programs.

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

A critical challenge in the pursuit of novel or underexplored targets is optimizing the design of the molecule to match target biology. HC74, our proprietary camptothecin-derived TOP1 inhibitor payload, is designed to address this challenge by supporting development of ADCs for novel targets. TOP1 inhibitors are DNA-damaging agents and are validated ADC payloads. ADCs with these payloads generally show greater tolerability and achieve higher doses than earlier ADCs. For example, a third-party randomized controlled clinical trial found that a HER2-targeted ADC with a TOP1 inhibitor payload, Enhertu®, showed a significant progression-free survival benefit compared with a HER2-targeted ADC with emtansine, a microtubule inhibtor payload.

Additionally, ADCs containing TOP1 inhibitors have achieved higher DARs and have the ability to achieve higher clinical doses compared to ADCs with microtubule inhibitor payloads, allowing for potential increased payload delivery.

These attributes may allow for a higher clinical dose of TOP1 inhibitor-containing ADCs, enabling an increased therapeutic index.

Our proprietary HC74 TOP1 inhibitor payload is designed with best-in-class attributes

Existing TOP1 inhibitors, such as deruxtecan (DXd), have several limitations, including high efflux potential, which leads to primary and acquired payload resistance when cancer cells “pump” the payload out of the cell before it can trigger cell death, and low permeability, which leads to poor bystander activity by preventing uptake of cytotoxic payloads by nearby target-negative cells.

Efflux transporters, such as P-glycoprotein, or P-gp, and multidrug resistance associated protein 1, or MRP1, actively remove ADC payloads from cells.

HC74 was designed to overcome these limitations and to incorporate the attributes of a potential best-in-class ADC payload. These attributes include:

•
Overcoming payload resistance: HC74 is designed to have a lower efflux potential, which is intended to overcome payload resistance mediated by transporters such P-gp and MRP1).
•
Increased bystander activity: HC74 is designed to have higher permeability, which increases killing of nearby tumor cells that do not express the target of the ADC via bystander activity.
•
Superior cytotoxicity: HC74 has demonstrated superior cytotoxic activity across 89 tumor cell lines compared with DXd.

With this combination of attributes, we believe HC74 ADCs have the potential for greater frequency and duration of benefit compared with DXd and other TOP1 inhibitor payloads. Preclinical studies have demonstrated that our HC74 TOP inhibitor payload and HC74 ADCs showed superior properties when compared with DXd and DXd ADCs. The lower efflux potential of HC74 resulted in increased payload cytotoxicity in cells that overexpress efflux transporters, compared with DXd. HC74 also showed increased permeability compared with DXd, resulting in significantly greater cytotoxicity. We believe these results support the potential for superior bystander activity with HC74 compared with DXd.

We believe the reduced efflux ratio observed with HC74 in preclinical studies has the potential to provide clinical benefit because sensitivity to efflux meaningfully limits the clinical efficacy of existing TOP1 inhibitor ADCs. High P-gp expression has been shown to correlate with significantly lower ORR and progression-free survival (PFS) in patients with HER2-positive colorectal cancer treated with T-DXd.

Preclinical data presented at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics 2025 also support the potential for HC74 ADCs to provide clinical benefit in the treatment of tumors with primary or acquired resistance to other TOP1 inhibitor therapies. In these studies, a tumor model using a colorectal cancer cell line that expresses high levels of P-gp (HCT-15) was refractory to T-DXd or irinotecan but sensitive to HC74 ADCs.

We believe the superior bystander activity observed with HC74 ADCs compared with DXd ADCs supports the potential for greater HC74 activity in tumors with target heterogeneity. Within a tumor, the target of the ADC may not be expressed on all cancer cells. Cells lacking the target will not be killed directly by the ADC but may be killed through bystander activity that occurs when target-expressing cells killed by the ADC release payload that enters and kills neighboring target-negative cells. Such effects cannot be discerned in tumor models that use cell lines in which every cell expresses the ADC target. The NCI-H292 bystander mode comprises cells that are positive for TROP2 (a validated ADC target) as well as cells that lack TROP2 expression. In this model, a TROP2-HC74 ADC significantly reduced tumor volume compared with a TROP2-DXd ADC.

Our unique combination of ADC expertise, novel targets, proprietary payload, and novel linkers enables us to pursue a differentiated ADC development strategy, which is focused on targets that have no approved ADCs and on indications with substantial unmet need. We perform extensive expression analyses to understand where and at what levels these targets are expressed and optimize our antibodies for enhanced internalization and tumor localization. We also prioritize definitive preclinical experiments that enable rapid and financially efficient development. Executing on this strategy, we have screened more than 1,000 targets, and this effort has to-date yielded more than 40 targets evaluated in vitro and more than 15 targets evaluated in vivo. This has yielded three novel solid tumor ADCs for which IND-enabling studies are ongoing and multiple additional ADCs currently undergoing lead optimization. Continued execution of this ADC development strategy is anticipated to yield multiple new and highly differentiated ADC candidates each year.

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

100
75
50
25
0
IHC score
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

IND-enabling work for IM-1617 is ongoing and we expect to submit an IND for this program to the FDA in early 2026.

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

IND-enabling work for IM-1340 is ongoing and we expect to submit an IND for this program to the FDA in mid-2026.

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

IM-1335 In Vivo Preclinical Efficacy
Solid tumor model
Tumor Volume (mm3)
2000
1500
1000
500
0
0
5
10
15
20
25
Days post treatment start
Vehicle
Benchmark ADC
IM-1335 ADC

IND-enabling work for IM-1335 is ongoing and we expect to submit an IND for this program to the FDA in late 2026.

Management Team

To expand and advance our innovative portfolio of therapeutics, we draw on leadership that previously played key roles in the design, development, and commercialization of cutting-edge targeted cancer therapies, including the first ADCs commercialized for Hodgkin and T-cell lymphoma, urothelial cancer and cervical cancer. We believe that our team’s expertise positions us to develop the next generation of transformative targeted therapies including ADCs. This expertise comprises executive leadership with a proven record of success, an ADC-focused discovery team with deep experience in ADC design, and a seasoned development team whose members spearheaded the development of multiple FDA-approved therapies.

Strategic Transactions

Acquisition of Assets from Ayala Pharmaceuticals, Inc.

In March 2024, we completed an asset purchase, or the Ayala Closing, pursuant to an asset purchase agreement, or the Ayala Purchase Agreement, initially entered into with Ayala in February 2024, pursuant to which we acquired Ayala’s AL101 and varegacestat programs and assumed certain liabilities associated with the acquired assets. Under the Ayala Purchase Agreement, we paid Ayala approximately $20.0 million in cash and issued 2,175,489 shares of our common stock with an aggregate fair value of $50.6 million on the date of issuance. In December 2025, the Company achieved a $10.0 million development milestone pursuant to the Ayala Purchase Agreement associated with reporting positive topline results for the Phase 3 RINGSIDE trial of varegacestat. We are also obligated to pay Ayala up to an additional $27.5 million in the aggregate upon the achievement of certain future regulatory and commercial milestones.

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

Commercialization

In preparation for the potential regulatory approval of varegacestat for the treatment of desmoid tumors, we are in the process of establishing a commercial organization, which is led by a leadership team with experience in the successful launch of pharmaceutical products for oncology and rare disease indications. The objectives of our commercial organization include developing and executing market development and commercialization strategies for any products that receive regulatory approval. In furtherance of these objectives, we are continuing to build our commercial capabilities and infrastructure.

We currently hold global commercial rights for varegacestat, our product candidate for the treatment of desmoid tumors. Subject to obtaining the necessary regulatory approvals, we plan to lead the global commercial strategy and commercialization efforts for this product. In the United States, we expect to commercialize the product through a focused internal commercial organization, which would include capabilities in marketing, analytics, market access, and a targeted sales force designed to reach specialized treatment centers.

Outside of the United States, we anticipate pursuing a flexible commercialization strategy. In certain key markets, including Europe, we may retain commercial rights and build a focused internal commercial team to support commercialization activities, subject to obtaining marketing approvals. Alternatively, we may seek to commercialize the product through strategic collaborations, distribution arrangements, or other marketing partnerships with third parties.

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

With respect to varegacestat, we expect to compete with companies advancing treatments for desmoid tumors, including, but not limited to, SpringWorks Therapeutics, Inc. (acquired by Merck KGaA in July 2025). In November 2023, Springworks received FDA approval for its oral gamma secretase inhibitor, OGSIVEO® (nirogacestat), for the treatment of adult patients with progressing desmoid tumors who require systemic treatment. Desmoid tumors treatments also include surgery, hormonal therapy, targeted therapy and chemotherapy.

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

Regarding IM-3050, we are aware of several other companies developing FAP-targeted radioligand therapies, which may represent direct competition to that program. For instance, Novartis, Ratio Therapeutics, Perspective Therapeutics and Sinotau Pharmaceutical Group have disclosed FAP-targeted radioligand therapies in clinical development. Additionally, our IM-3050 program faces competition from competitors who may have superior access to a consistent supply of radioactive isotopes.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical studies, conducting clinical studies, integrating assets into their portfolio, obtaining regulatory approvals and marketing approved products than we have. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical study sites and patient registration for clinical studies, as well as in acquiring technologies complementary to, or necessary for, our programs. In addition, these larger companies may be able to use their greater market power to obtain more favorable supply, manufacturing, distribution and sales-related agreements with third parties, which could give them a competitive advantage over us.

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

As of December 31, 2025, we own or exclusively in-license 170 issued or granted patents and 155 pending applications on a world-wide basis (including major commercial and manufacturing jurisdictions of the United States, Europe, Japan and China) covering our varegacestat, IM-1021, IM-3050, IM-1617, IM-1340 and IM-1335 product candidates and other technologies. The US composition of matter patent covering varegacestat will expire in 2038, which includes 5 years of expected patent term extension. Patent applications covering varegacestat and various derivatives, if issued, are expected to expire between 2033-2045, absent any patent term extensions or adjustments and without accounting for terminal disclaimers. Patent or Patent applications covering IM-1021, if issued, are expected to expire in 2045, absent any patent term extensions or adjustments and without accounting for terminal disclaimers. Patent applications covering IM-3050, if issued, are expected to expire in 2045, absent any patent term extensions or adjustments and without accounting for terminal disclaimers. Patent applications covering IM-1617, IM-1340 and IM-1335 will expire in 2045 absent any patent term extensions or adjustments and without accounting for terminal disclaimers.

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

•
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
•
Phase 2 — The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to assess adverse events and potential side effects. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
•
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

BLA and NDA Submission and Review

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials, along with information relating to the product’s chemistry, manufacturing, and controls and proposed labeling, are submitted to the FDA as part of an NDA or BLA requesting approval to market the product for one or more indications. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational drug (or safety, purity and potency of the investigational product) to the satisfaction of the FDA.

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

Pediatric Trials

Under the Pediatric Research Equity Act, or PREA, certain NDAs or BLAs or supplements thereto must contain data to assess the safety and efficacy of the drug candidate (or safety, purity and potency of the biologic candidate) in relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of such data or full or partial waivers.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to seven years of orphan product exclusivity. During the seven-year exclusivity period, the FDA may not approve any other applications to market a product containing the same active moiety for the same disease, except in very limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. A product is clinically superior if it is safer, more effective or makes a major contribution to patient care. Thus, orphan drug exclusivity could block the approval of one of our potential products for seven years if a competitor obtains approval of the same product as defined by the FDA and we are not able to show the clinical superiority of our program or product candidate or if our program or product candidate’s indication is determined to be contained within the competitor’s product orphan indication. In addition, the FDA will not recognize orphan drug exclusivity if a sponsor fails to demonstrate upon approval that the product is clinically superior to a previously approved product containing the same active moiety for the same orphan condition, regardless of whether or not the previously approved product was designated an orphan drug or had orphan drug exclusivity. A product that has received orphan drug designation may not receive orphan exclusivity if it is approved for a use that is broader than the indication for which it received the designation. Orphan exclusivity does not prevent the FDA from approving a different drug or biological product for the same disease or condition, or the same product for a different disease or condition. A comparable program of orphan drug designation and exclusivity is offered in the European Union, Japan and other jurisdictions.

Post-Approval Requirements

Any products that we may manufacture or distribute pursuant to FDA approvals are subject to pervasive and continuing regulation, including, among other things, monitoring and record-keeping requirements, reporting of adverse experiences with the product, periodic reporting requirements, providing updated safety and efficacy information, product sampling and distribution requirements, as well as advertising and promotion requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved uses (known as off-label use), limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the Internet. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval of a new application or supplement, which may require the applicant to develop additional data or conduct additional pre-clinical studies and clinical trials. The FDA may also place other conditions on approvals, including the requirement for a REMS, to assure the safe use of the product. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products.

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

Additionally, the federal Physician Payments Sunshine Act, or the Sunshine Act, within the Patient Protection and Affordable Care Act, or ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to certain payments or other transfers of value made or distributed to physicians, as broadly defined by such law, certain advanced non-physician health care practitioners, and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, such individuals or entities, and to report annually certain ownership and investment interests held by physicians and their immediate family members.

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

For example, the U.S. Department of Health and Human Services, or HHS, has been empowered to (1) negotiate drug prices annually for a select number of single source Part D drugs and biologics that have been on the market for at least seven (7) years for drugs and eleven (11) years for biologics without generic or biosimilar competition, and (2) impose rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis.

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

There have been judicial and Congressional challenges and amendments to certain aspects of the ACA. For example, narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. Further legislative and regulatory changes under the ACA remain possible, but it is unknown what form any such changes or any law would take, and how or whether it may affect the biopharmaceutical industry as a whole or our business in the future. We expect that changes or additions to the ACA, the Medicare and Medicaid programs, and changes stemming from other health care reform measures, especially with regard to health care access, financing or other legislation in individual states, could have a material adverse effect on the health care industry in the United States.

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

The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current Trump administration has announced agreements with pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directives to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager, or PBM, payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court’s decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

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

Additionally, we are, or may in the future become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy, security, and protection. Such obligations may include, without limitation, the Federal Trade Commission Act, state consumer health data laws, the European Union’s General Data Protection Regulation, the United Kingdom’s General Data Protection Regulation, Australia’s Privacy Act 1988, and Israel’s Protection of Privacy Law. These and other such laws that have been enacted or proposed impose numerous compliance requirements and potential penalties on covered businesses, and as a result increase compliance costs and complexity for companies such as ours.

Employees and Human Capital Resources

As of December 31, 2025, we had 177 full-time employees, 133 of whom were engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, and retaining a diverse pool of qualified talent as well as training, incentivizing, and integrating our new and existing employees, advisors, and consultants. We offer a competitive total rewards package, updated regularly based on market research. We incentivize high performers through an annual bonus program based on our company and individual performance for which all employees are eligible. We also offer equity incentives, the purpose of which are to attract, retain and reward employees through the granting of share-based compensation awards, with the intention of increasing stockholder value and the success of our company by motivating team members.

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

We are a biotechnology company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, raising capital, pursuing strategic transactions, building our management team and building our intellectual property portfolio, and we have incurred significant operating losses. As of December 31, 2025, we had an accumulated deficit of $728.2 million. Our net loss was $212.4 million and $293.0 million for the years ended December 31, 2025 and 2024, respectively. To date, we have not generated any revenue from product sales, and we have not identified or sought or obtained regulatory approval for the marketing or sale of any product. Furthermore, we may not generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development activities and the regulatory approval process for our programs and product candidates.

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

Our clinical trial experience is limited to the recent completion of the Phase 3 RINGSIDE trial for varegacestat and the ongoing Phase 1 clinical trial for IM-1021. We have no drugs approved for commercial sale and have not generated any revenue from drug sales. Our ability to generate drug revenue, which may not occur for the foreseeable future, if ever, will depend on the successful development and eventual commercialization of our drug candidates, which may never occur. We may never be able to develop or commercialize a marketable drug.

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

Our limited history as an operating company makes any assessment of our future success or viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early clinical-stage companies in evolving fields. If we do not address these risks successfully, our business will suffer. Similarly, we expect that our financial condition and operating results will fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. As a result, our stockholders should not rely upon the results of any quarterly or annual period as an indicator of future operating performance.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown circumstances. As we advance our drug candidates, we will need to continue to scale and enhance our capabilities to support clinical development and, if successful, commercial activities. We may not be successful in such a transition.

We have not yet submitted a New Drug Application, or NDA, or Biologics License Application, or BLA, obtained FDA approval for marketing, or successfully commercialized a product, and we may be unable to do so.

As an organization, we have not yet demonstrated an ability to obtain regulatory approvals for marketing, manufacture a commercial-scale product, conduct sales and marketing activities necessary for successful commercialization, or arrange for a third party to do any of the foregoing on our behalf. Prior to obtaining approval to commercialize a product candidate in the United States or elsewhere, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Except for our recently completed Phase 3 RINGSIDE trial for varegacestat, we have not previously completed any clinical trials for any of our current product candidates. We also have limited experience as a company in preparing and submitting marketing applications and have not previously submitted an NDA, a BLA, or other comparable foreign regulatory submission for any product candidate. In addition, we have had limited interactions with the FDA or other comparable foreign regulatory authorities and cannot be certain how many additional clinical trials of our product candidates will be required or how such additional trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to submission of an application for and obtaining regulatory approval of any of our product candidates. Notably, varegacestat’s prior development was largely conducted by Ayala. As a result, our assumptions about varegacestat’s potential are based in large part on the data generated from clinical trials conducted by Ayala as well as our own completion of the Phase 3 study and we may observe materially and adversely different results in future clinical trials or commercial use. In addition, results from nonclinical studies and clinical trials can be interpreted in different ways. Further, even if we believe the nonclinical or clinical data for our product candidates is promising, compliance or data integrity issues may later arise and even if not, the data may not be sufficient to support approval by the FDA or comparable foreign regulatory authorities. Marketing approval or any other applications that we may submit may be delayed by several years or may require us to expend significantly more resources than we have available.

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

The research and development of biotechnology products is capital-intensive. If our product candidates advance through preclinical studies, clinical trials, regulatory review and, if approved, commercialization, we will need substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities. We have used substantial funds to develop and acquire our product candidates and will require significant funds to continue to advance our ADC platform and conduct further research and development, including preclinical studies and clinical trials, to seek regulatory approvals and to manufacture and market products, if any, that are approved for commercial sale. In addition, we incur additional costs associated with operating as a public company.

Based on our current operating plan, we expect that our existing cash and cash equivalents as of December 31, 2025 will be sufficient to fund our current and planned operating expenses and capital expenditures for at least 12 months from the filing date of this Annual Report on Form 10-K. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development, pre-commercialization activities and other corporate activities. Because the length of time and activities associated with successful research and development of biotechnology products and the potential successful commercialization of any approved product is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

Any additional capital-raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and, if approved, commercialize our current and any future programs or product candidates. Additional funding may not be available on acceptable terms, or at all. As a result of the war between Russia and Ukraine, conflict in the Middle East, bank failures, inflationary pressures on the economy and monetary policy responses taken by government agencies, including tariffs and the prospects of trade wars, and other macroeconomic and political factors, the global credit and financial markets have experienced and may in the future experience extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, and uncertainty about economic and geopolitical stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain in a timely manner on favorable terms or at all.

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

Some of our candidates are in the early stages of development efforts, and we will need to continue to progress our product candidates through preclinical studies and submit INDs to the FDA or appropriate regulatory documents to applicable foreign authorities prior to initiating their clinical development. We have recently initiated our Phase 1 clinical study for IM-1021 and have not yet initiated our Phase 1 clinical study for IM-3050. We have no products on the market that have gained regulatory approval and despite the positive results of the Phase 3 RINGSIDE trial, our NDA for varegacestat, once submitted, may not be approved by the FDA. Our ability to generate revenue and achieve and sustain profitability depends on our ability to continue to identify programs and nominate product candidates, advance them into preclinical and clinical development and obtain regulatory approvals for and successfully commercializing them, either alone or through a collaboration.

Before obtaining regulatory approval for the commercial distribution of any product candidates, we, either alone or with or through a collaborator, must conduct extensive preclinical studies, followed by clinical trials to demonstrate their safety and efficacy in humans. We cannot be certain of the timely completion or outcome of our research and development activities or our planned clinical studies and cannot predict if the FDA or other regulatory authorities will ultimately support the further advancement of our product candidates. Most of our product candidates are in the early stages of development, other than varegacestat, which recently completed the Phase 3 RINGSIDE trial, and IM-1021 and IM-3050, which are Phase 1 clinical assets, and we are subject to the risks of failure inherent in the development of candidates based on novel approaches, targets and mechanisms of action.

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
•
unfavorable FDA or other regulatory agency inspection and review of a clinical trial or manufacture site; failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all; or
•
the FDA or other regulatory agencies interpreting our data differently than we do or requiring us to conduct additional preclinical studies or clinical trials.

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

A key element of our strategy is to use and expand our ADC platform to build a pipeline and progress the pipeline through preclinical and clinical development for the treatment of various diseases. Our scientific research that forms the basis of our ADC platform is ongoing. Our ADC platform is not proven to be superior to competing technologies. Even if we are successful in building our pipeline, the product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval from regulatory authorities or achieve market acceptance. If we or our collaborators do not successfully develop and commercialize product candidates, we will not be able to generate product revenue.

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

Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For example, we will incur additional expenses related to our ongoing varegacestat and IM-1021 clinical trials and any future clinical trials. Additionally, because our other product candidates are based on new technologies and discovery approaches, we expect that they will require extensive research and development and have substantial manufacturing and processing costs. In addition, costs to treat study participants and to treat potential side effects that may result from our product candidates may be significant. Accordingly, our clinical trial costs are likely to be high and could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

It is impossible to predict when or if any of our programs or product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities, we must, as applicable, complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy in humans. Clinical testing can take many years to complete, and its outcome is inherently uncertain. The results of preclinical studies and early clinical trials of any of our product candidates may not be predictive of the results of later-stage clinical trials. In addition, product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of pharmaceutical companies have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials. In addition, varegacestat’s prior development was not conducted by us, and we did not conduct many of the preclinical studies for IM-1021. As a result, our assumptions about the potential of these programs are based in large part on the data generated in preclinical studies and clinical trials conducted by these third parties. Results from preclinical studies and clinical trials can be interpreted in different ways. We may observe materially and adversely different results in any ongoing or future preclinical studies or clinical trials, or later discover errors or other issues with the data generated by these third parties.

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
•
participants who enroll in clinical trials may later drop out due to adverse events, a perception they are not benefiting from participating in the study, fatigue with the clinical study process or personal issues;
•
any unresolved ethical issues associated with enrolling participants in clinical trials in lieu of prescribing existing treatments that have established safety and efficacy profiles;
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

Furthermore, we expect to rely on CROs, clinical trial sites, manufacturers and other vendors to ensure the proper and timely conduct of our clinical trials and, while we expect to enter into agreements governing their committed activities, we have limited influence over their actual performance or circumstances that could affect their performance.

Clinical trials may be suspended or terminated by us, our partners, the IRBs of the institutions in which such trials are being conducted, the Data Safety Monitoring Board for such trials or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, inability to recruit appropriate subjects or an adequate number of subjects, failure to demonstrate a benefit from using a drug or therapeutic biologic, changes in governmental regulations or administrative actions, lack of adequate funding to continue the clinical trial and other factors, including those that may be beyond our control. If we experience delays in the completion of, or termination of, any clinical trial of any of our programs, the commercial prospects will be harmed, and our ability to generate product revenue, if any, will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow our product development and approval process and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may materially and adversely affect our business, financial condition, results of operations and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval.

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

With respect to varegacestat, we expect to compete with companies advancing treatments for desmoid tumors, including Merck KGaA (successor to SpringWorks Therapeutics, Inc.). In November 2023, SpringWorks received FDA approval for its oral gamma secretase inhibitor, OGSIVEO® (nirogacestat), for the treatment of adult patients with progressing tumors who require systemic treatment. Desmoid tumor treatments also include surgery, hormonal therapy, cryotherapy, targeted therapy and chemotherapy. We cannot predict the nature or extent of any impact that the acquisition of SpringWorks by Merck KGaA will have on the competitive landscape for varegacestat.

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

Regarding IM-3050, we are aware of several other companies developing FAP-targeted radioligand therapies, which may represent direct competition to that program. For instance, Novartis, Ratio Therapeutics, Perspective Therapeutics and Sinotau Pharmaceutical Group have disclosed FAP-targeted radioligand therapies in clinical development. Additionally, our IM-3050 program faces competition from competitors who may have superior access to clinical supplies.

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
•
we may not be able to find and retain suitable vendors, including contract research organizations, or CROs and clinical manufacturing organizations, for our development due to the limited number of suppliers qualified to work with radioactive material, or we may develop sole-source relationships with vendors, which may present additional risks inherent to a sole-source relationship, including the risks associated with the delays we have experienced in acquiring the required supply of diagnostic radiotracer, which has delayed our ability to commence our Phase 1 clinical trial for IM-3050;
•
if we initiate a clinical trial, our ability to recruit participants may be negatively impacted by the limited number of sites that can administer radioligand therapies;
•
if our product is successfully approved for commercial sale, our revenue may be negatively impacted by the limited number of sites that can administer radioligand therapies; and
•
due to the short half-life of Lu-177, we may incur significant expense developing the means required to effectively and timely distribute drug products to clinical sites and, if approved, to sites for administration to participants.

If any of our product candidates is approved for marketing and commercialization in the future and we are unable to develop sales, marketing and distribution capabilities on our own or enter into agreements with third parties to perform these functions on acceptable terms, we will be unable to successfully commercialize any such future products.

We are currently in the early stages of building our internal sales and marketing capabilities to prepare for the commercialization of varegacestat, if approved, and we have never commercialized a product. It will be expensive and time-consuming to build these capabilities or enter into strategic partnerships with third parties to perform these services. If we decide to market any approved products directly, we will need to commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and supporting distribution, administration and compliance capabilities. We have no prior experience as a company with the marketing, sale or distribution of pharmaceutical products and there are significant risks involved in the building and managing of a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. If we rely on third parties with such capabilities to market any approved products or decide to co-promote products with partners, we will need to establish and maintain marketing and distribution arrangements with third parties, and there can be no assurance that we will be able to enter into such arrangements on acceptable terms or at all. In entering into third-party marketing or distribution arrangements, any revenue we receive will depend upon the efforts of the third parties and we cannot assure you that such third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance for any approved product. If we are not successful in commercializing any product approved in the future, either on our own or through third parties, our business and results of operations could be materially and adversely affected.

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

We may fail to obtain orphan drug designations for our product candidates, and even if we obtain such designations, we may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

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

In November 2023, the FDA granted Orphan Drug Designation to varegacestat for the treatment of desmoid tumors and the EMA granted this designation in July 2025, and we may seek additional Orphan Drug Designations for our other product candidates. There can be no assurances that we will be able to obtain such designations. Even if we, or any future collaborators, obtain orphan drug designation for a product candidate, we, or they, may not be able to obtain or maintain orphan drug exclusivity for that product candidate. For example, European orphan designation may be removed if varegacestat will not offer significant benefit relative to the authorized product nirogacestat. Loss of European orphan designation for varegacestat for the treatment of desmoid tumors would materially adversely impact the commercialization of varegacestat in the European Union. Further, even if we, or any future collaborators, obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active ingredients may be approved for the same disease or condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug or biologic for the same disease or condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care, or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development or regulatory review time of a drug nor gives the drug or biologic any advantage in the regulatory review or approval process.

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

Risks Related to Government Regulation

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules; contractual obligations; industry standards; policies; and other obligations related to data privacy or security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations; government enforcement actions; private litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; adverse publicity or other reputational harm; and other consequences that could negatively affect our operating results and business.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal information and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. Due to these data processing activities, we and the third parties with whom we work, including our current and potential collaborators, are subject to numerous data privacy and security obligations, such as federal, state, local and foreign laws and regulations; guidance; industry standards; external and internal privacy and security policies; contractual requirements; and other obligations related to data privacy or security.

In the United States, numerous federal, state and local laws and regulations, including federal health information privacy laws (e.g., the Health Insurance Portability and Accountability Act, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH), state data breach notification laws, state health information privacy laws, federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws), that govern the collection, use, disclosure and protection of health-related and other personal information apply to our operations or the operations of the third parties with whom we work.

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

Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal information. As applicable, such rights include the right to access, correct, or delete certain personal information, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business. Certain states also impose stricter requirements for processing certain personal information, including sensitive information, such as conducting data privacy impact assessments. Certain of these state laws allow for statutory fines for noncompliance. We are and may in the future become subject to U.S. state laws governing the privacy of consumer health data. For example, Washington’s My Health My Data Act defines consumer health data broadly, places restrictions on companies’ processing of consumer health data (including imposing stringent requirements for consents), grants consumers certain rights with respect to their consumer health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states have passed, are considering, and may adopt similar laws. While certain U.S. state consumer privacy laws currently have certain exceptions for protected health information that is subject to HIPAA and certain information processed in connection with clinical trials, these laws increase compliance costs and potential liability with respect to other personal information we maintain. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, the United Kingdom’s GDPR, or UK GDPR, (collectively, GDPR), Australia’s Privacy Act 1988, and Israel’s Protection of Privacy Law (PPL) impose strict requirements for processing personal information. For example, under the GDPR, companies subject to these laws and in the event of non-compliance may experience temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal information brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In Europe, the Network and Information Security Directive, or NIS2, aims to improve the resilience and incident response capabilities of entities operating in a number of sectors, including the health sector. Non-compliance with NIS2, if determined to be applicable to us, may lead up to administrative fines of a maximum of €10 million or up to 2% of total worldwide turnover of the preceding financial year. Compliance with foreign data privacy and security laws and regulations requires us to take on more onerous obligations in our contracts, restricts our ability to collect, use, disclose and otherwise process data, or in some cases, impacts our ability to operate in certain jurisdictions.

In the ordinary course of business, we transfer personal information from Europe and other jurisdictions to the United States or other countries. Europe and certain other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal information to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal information to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws.

Although there are currently various mechanisms that can be used to transfer personal information from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK's International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these mechanisms to lawfully transfer personal information to the United States.

If there were no lawful manner for us to transfer personal information from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal information necessary to operate our business. Additionally, companies that transfer personal information out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

Regulators in the United States are also increasingly scrutinizing certain personal information transfers and have and may further impose personal information localization requirements or restrictions on cross-border personal data transfers. For example, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to transfer data in connection with certain transactions or agreements.

We may also become subject to new laws that regulate non-personal information. For example, the European Union’s Data Act imposes certain data and cloud service interoperability and switching obligations to enable users to switch between cloud service providers without undue delay or cost, as well as certain requirements concerning cross-border international transfers of, and governmental access to, non-personal information outside the EEA. Depending on how this Act and any similar laws are implemented and interpreted, we may have to adapt our business practices and contractual arrangements to comply with such obligations.

Our personnel use artificial intelligence (“AI”) technologies, including generative AI, to support aspects of their work, and the disclosure and use of personal information in AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws and regulations regulating AI technologies. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use AI technologies, it could make our business less efficient and result in competitive disadvantages.

Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed, enacted, or are considering laws governing the development and use of AI technologies, such as the EU’s AI Act. For example, the EU AI Act sets out a risk-based framework, subjecting certain AI technologies to numerous compliance obligations, including transparency, conformity and risk assessment, monitoring and human oversight requirements. Under the EU AI Act, non-compliant companies may be subject to administrative fines of up to 35 million Euros or 7% of a company’s total worldwide annual turnover for the preceding financial year, whichever is the higher. Certain of our activities subject us to the EU AI Act and depending on how the EU AI Act is implemented and interpreted, we may have to adapt our business practices, contractual arrangements, and services to comply with such obligations. We expect other jurisdictions will adopt similar laws.

In addition to data privacy and security laws, we are contractually subject to industry standards, and we may in the future become contractually subject to additional such obligations. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, some clinical trial sites who share data about clinical trial participants contractually limit our ability to use and disclose personal information.

We publish policies, materials and statements, such as statements related to compliance with certain certifications or self-regulatory principles, regarding data privacy, security, and artificial intelligence. Regulators are increasingly scrutinizing such statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations are subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, and has in the past and may in the future necessitate changes to our services, information technologies, systems, and practices and to those of third parties with whom we work.

We may at times fail (or be perceived to fail) in our efforts to comply with our data privacy or security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant adverse consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal information; orders to destroy or not use personal information; and imprisonment of company officials. Claims that we or the third parties with whom we work have violated individuals’ privacy rights, failed to comply with data privacy and security laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend and could result in adverse publicity that could harm our business. Plaintiffs have become increasingly active in bringing privacy-related claims against companies, including class-action claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per-violation basis and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.

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

Health care legislative, regulatory and administrative reform measures, as well as changes or instability at government agencies including FDA, may have a material adverse effect on our business and results of operations.

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

Those new laws and initiatives may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our future customers and accordingly, our financial operations. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we otherwise may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations. In addition, changes in leadership, funding, staffing levels or other operational matters at the FDA and other governmental agencies could result in delays, extended review times and other disruptions to the regulatory review and approval process for our product candidates and have other operational impacts, which could materially and adversely affect the timing and outcome of our regulatory submissions and progress of our product candidates.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad, particularly given the recent change in administration. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at the U.S. Department of Health and Human Services, or HHS, the FDA, the Centers for Medicare & Medicaid Services, or CMS, and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions include, for example, (1) directing agencies to reduce workforce and program cuts; and (2) directing HHS to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Negotiation Program, and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs of imported pharmaceutical products; (4) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans; and (5) as part of the Make America Healthy Again Commission's Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager, or PBM, payment methodologies, among other things. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court's decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. We expect that additional state and federal health care reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for health care products and services, which could result in reduced demand for our product candidates or additional pricing pressures, or otherwise adversely impact our operations.

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

Disruptions at the FDA, the SEC and other government agencies caused by shutdowns, funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities.

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

We cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates or assure that coverage and reimbursement will be available for any product that we may develop. The regulations that govern marketing approvals, pricing and reimbursement for new drug and biological products vary widely from country to country. Some countries require approval of the sale price of a drug or biologic before it can be marketed. In many countries, the pricing review period begins after marketing or product approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. We are monitoring these regulations as several of our programs move into later stages of development, including varegacestat for which we intend to submit an NDA in 2026; however, a majority of our programs are currently in the earlier stages of development and we will not be able to assess the impact of price regulations for a number of years. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that could delay our commercial launch of the product and negatively impact any potential revenues we may be able to generate from the sale of the product in that country and potentially in other countries due to reference pricing.

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

There may be significant delays in obtaining coverage for newly approved biologics, and coverage may be more limited than the indications for which the biologic is approved by the FDA or comparable foreign regulatory authorities. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to pay all or part of the costs associated with their prescription medications. Patients are unlikely to use our products unless coverage is provided, and payment is adequate to cover all or a significant portion of the cost of our products. Therefore, coverage and adequate payment is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Moreover, eligibility for coverage does not imply that any of our products, if approved, will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new drugs or biologics, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement may be based on payments allowed for lower-cost products that are already reimbursed, may be incorporated into existing payments for other services and may reflect budgetary constraints or imperfections in Medicare data. Net prices for drugs or biologics may be reduced by mandatory discounts or rebates required by government health care programs or private payors and by any future relaxation of laws that presently restrict imports of medicines from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates. However, no uniform policy requirement for coverage and reimbursement for drug or biologic products exists among third-party payors in the United States. Therefore, coverage and reimbursement for drug and biologic products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Additionally, we or our collaborators may develop in vitro diagnostic tests for use with our current and future potential product candidates. We or our collaborators will be required to obtain coverage and reimbursement for these tests separately and apart from the coverage and reimbursement we may seek for our current and future potential product candidates. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for new products we develop and for which we obtain regulatory approval could adversely affect our operating results, our ability to raise capital needed to commercialize products, and our overall financial condition.

A number of legislative and regulatory changes in the health care system in the United States and other major health care markets have been proposed and/or adopted in recent years, and such efforts have expanded substantially in recent years. For example, HHS has been empowered to (1) negotiate drug prices annually for a select number of single source Part D drugs and biologics without generic or biosimilar competition; and (2) impose rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. We believe that the efforts of governments and third-party payors to contain or reduce the cost of health care and legislative and regulatory proposals to broaden the availability of health care will continue to affect the business and financial condition of pharmaceutical and biotechnology companies.

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

We currently rely, and intend to continue to rely, on third-party clinical investigators, CROs, clinical data management organizations and consultants to design, conduct, supervise and monitor certain preclinical studies and any clinical trials, including for the Phase 3 RINGSIDE and the Phase 1 IM-1021 clinical trials. Since we rely on these third parties and do not have the ability to conduct certain preclinical studies or clinical trials independently, we will have less control over the timing, quality and other aspects of such preclinical studies and clinical trials than we would have had we conducted them on our own. These investigators, CROs and consultants are not our employees and we will have limited control over the amount of time and resources that they dedicate to our programs. In addition, these third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we may contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.

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

In addition, if we or any of our CROs or vendors fail to comply with current and evolving laws, regulations and guidelines, the results generated in our clinical trials may be deemed insufficient or unreliable, and regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Any noncompliance with these laws, regulations and guidelines may negatively impact the integrity of the data collected in our clinical trials and may prevent approval or require us to repeat clinical trials or add patients to ongoing clinical trials, which would be costly and could delay the regulatory submission and/or approval process.

Because we rely on third parties for manufacturing, supply and testing, some of which may be sole source vendors, for preclinical and clinical development materials and commercial supplies, our supply may become limited or interrupted or may not be of satisfactory quantity or quality.

We currently rely, and intend to continue to rely, on third-party contract manufacturers for all of our preclinical and clinical trial product materials and commercial supplies. We do not intend to produce any meaningful quantity of materials needed for preclinical and clinical development through our internal resources, and we do not currently own manufacturing facilities for producing such supplies. While we intend to try to avoid sole-source arrangements with any of our manufacturing, supply and testing vendors, it may not always be possible to do so. We cannot assure you that our preclinical or future clinical development product supplies and commercial supplies will not be limited or interrupted, especially with respect to any sole source third-party manufacturing and supply partners or will be of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements.

In addition, certain of our product candidates may require the development, manufacture or use of companion diagnostics or other specialized testing performed by third parties. We may rely on a limited number of vendors, or a single vendor, for such diagnostic or testing services, and any failure by these third parties to perform as expected, comply with applicable regulatory requirements, or maintain adequate capacity could delay, disrupt or prevent our clinical development programs, regulatory approval or commercialization efforts. For example, we currently rely on a sole supplier for its diagnostic radiotracer supply, which shipment has been delayed since the fourth quarter of 2025 and delayed our ability to commence our Phase 1 clinical trial for IM-3050. Until the diagnostic radiotracer supply is delivered or we identify an alternative supplier, we will continue to experience delays.

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

Certain Chinese biotechnology companies, CROs and contract development and manufacturing organizations may become subject to trade restrictions, tariffs, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could potentially impact services available for our research and development or our ability to secure the materials we need for our product candidates. The United States has recently passed legislation, namely the BIOSECURE Act to prohibit U.S. federal executive agencies from procuring or obtaining any biotechnology equipment or service produced or provided by a “biotechnology company of concern” or entering into or renewing a contract, loan, or grant with an entity that uses such biotechnology equipment or equipment. Specifically, on October 9, 2025, the U.S. Senate passed a revised version of the BIOSECURE Act as an amendment to the National Defense Authorization Act, or NDAA, for Fiscal Year 2026. The final version of the NDAA containing this legislative language was passed by the Senate and House of Representatives and signed into law by President Trump on December 18, 2025. The BIOSECURE Act prohibits the U.S. Government from procuring or obtaining biotechnology equipment or services produced or provided by a “biotechnology company of concern,” or BCC; entering into, extending, or renewing government contracts with an entity that directly or indirectly uses biotechnology equipment or services from a BCC in performance of that federal contract; and/or issuing grants or loans to purchase, obtain, or use biotechnology equipment or services produced by a BCC. The BIOSECURE Act also prohibits U.S. government loan and grant recipients from using federal loan or grant money to enter into contracts with entities that use equipment from BCCs in the performance of any federal prime contract or subcontract. Companies designated as a BCC include those that are identified on the U.S. Department of Defense’s annual List of Chinese Military Companies, also known as the 1260H List, and the U.S. Government also has the ability to designate entities as BCCs through a separate designation process. Given the Act, we may be restricted in our ability to work with certain Chinese biotechnology companies to the extent we would contract with, or otherwise receive funding from, the U.S. government.

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

If our information technology systems or data, or those of the third parties with whom we work are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; and other adverse consequences.

In the ordinary course of our business, we and the third parties with whom we work process proprietary, confidential, and other sensitive information, including our clinical trial data, health-related data and personal information, or collectively, sensitive data.

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

We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which are increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats.

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

It may be difficult and costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.

Remote work has increased risks to our information technology systems and data, as more of our personnel utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.

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

We rely on third parties to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or third-parties’ with whom we work supply chains have not been compromised.

While we have implemented security measures designed to protect against and recover from security incidents, there can be no assurance that these measures have been or will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information security systems (such as our hardware and/or software, including that of third parties with whom we work). However, we have not been and may not in the future be able to detect, mitigate, and remediate all such vulnerabilities, including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Certain of the previously identified or similar threats have in the past and may in the future cause a security incident or other interruption that has, and could in the future, result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt or otherwise impact our ability (and that of third parties with whom we work) to conduct our business. We have in the past and may in the future expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations require us to implement and maintain specific security measures or industry-standard or reasonable security measures in an effort to protect our information technology systems and sensitive data.

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

Further, some of our contracts do not contain limitations of liability, and even where they do, there can be no assurance that such limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations.

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

If we fail to comply with our obligations under any license or other intellectual property-related agreements, we may be required to pay damages and could lose intellectual property rights that may be necessary for developing, commercializing and protecting our current or future targeted therapeutics, or we could lose certain rights to grant sublicenses.

We are reliant upon in-licenses to certain patent rights and proprietary technologies from third parties that are or may become important or necessary to our targeted therapeutics pipeline.

Our current license agreements impose, and any future license agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution, and enforcement or other obligations on us. In addition, certain of our license agreements require us to bear the costs of filing and maintaining patent applications. If we are in breach of any of our license agreements, we may be required to pay damages and the licensor may have the right to terminate the license. Termination of any of our license agreements could result in a material adverse effect on our ability to develop, manufacture, and sell products that are discovered using or are otherwise covered by technology licensed under those agreements, or could enable a competitor to gain access to the licensed technology.

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

As of December 31, 2025, we had 177 full-time employees. The continued operation of our business and execution of our plans will require material additional staffing within the next twelve months. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to advance our ADC platform, develop our programs or product candidates or run our operations or to accomplish our objectives.

We may experience difficulties in managing our growth and expanding our operations.

As our product candidates enter and advance through preclinical studies, clinical trials and potential marketing approval, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with other organizations to provide these capabilities for us. We may also experience difficulties in the discovery and development of new product candidates using our ADC platform if we are unable to meet demand as we grow our operations. In the future, we also expect to have to manage additional relationships with collaborators, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures and secure adequate facilities for our operational needs. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

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

We expect that significant additional capital may be needed in the future to continue our planned operaHtions, including further development of our programs and product candidates, preparing IND filings, conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, preferred stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. In this regard, in October 2023, we completed our Merger and concurrent PIPE transaction for gross proceeds of approximately $125.0 million before deducting fees and offering expenses. An aggregate of 21,690,871 shares of our common stock at $5.75 per share were issued pursuant to the subscription agreements and have been registered for resale pursuant to a registration statement on Form S-3 filed with the SEC and made effective on November 27, 2023. Additionally, in February 2024, we filed an automatic shelf registration statement on Form S-3, pursuant to which we have, and may in the future issue from time-to-time securities in one or more offerings at prices and terms to be determined at the time of sale. For example, in February 2024, January 2025, and December 2025 we raised $230.0 million, $172.5 million, and $460.5 million respectively, before deducting underwriting discounts and commissions and estimated offering expenses payable by us, through the public offering of our common stock. In connection with the closing of the public offerings, we issued and sold 11,500,000 shares of our common stock in February 2024, 22,258,064 shares of our common stock in January 2025, and 21,418,750 shares of our common stock in December 2025. In May 2024, we also entered into the 2024 ATM Agreement with TD Cowen, pursuant to which we may offer and sell, from time to time through TD Cowen, at our option, shares of our common stock. As of the filing of this Annual Report, we have sold 6,655,587 shares of our common stock for gross proceeds of approximately $65.9 million pursuant to the 2024 ATM Agreement and approximately $134.1 million remains available for future sales. If we sell shares of common stock, preferred stock, convertible securities or other equity securities, including pursuant to sales under the 2024 ATM Agreement, investors may be materially diluted. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

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

Pursuant to our 2020 Equity Incentive Plan, or 2020 Plan, our board of directors or committee thereof or, in accordance with applicable law, designated members of management are authorized to grant stock options to our employees, directors and consultants. In addition, pursuant to our 2024 Inducement Plan, as amended, our board of directors, or a committee thereof, is authorized to grant inducement awards to new hires as a material inducement to their employment with us. The aggregate number of shares of our common stock that may be issued pursuant to stock awards under our 2020 Plan as of December 31, 2025 shall not exceed 10,774,732 shares, and the aggregate number of shares of our common stock that may be issued pursuant to stock awards under our 2024 Inducement Plan, as amended, shall not exceed 3,500,000 shares.

Additionally, the number of shares of our common stock reserved for issuance under our 2020 Plan will automatically increase on January 1 of each year, beginning on January 1, 2021 and continuing through and including January 1, 2030, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. Additionally, pursuant to Morphimmune Inc.’s 2020 Equity Incentive Plan, or the Morphimmune Plan, the aggregate number of shares that may be issued pursuant to stock awards under the Morphimmune Plan as of December 31, 2025 may not exceed 2,822,308 shares. Although we did not initially anticipate issuing awards under the Morphimmune Plan, depending on our needs, we may in the future issue awards under the Morphimmune Plan. Additionally, on June 28, 2023, Clay Siegall was granted options to purchase shares of the Company’s common stock pursuant to an Inducement Grant. The aggregate number of stock awards that may be issued under the Inducement Grant may not exceed 2,137,080 shares.

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

The results of our operations could be adversely affected by general conditions in the global economy, the global financial markets and global political conditions. The United States and global economies are facing inflation, higher interest rates and potential recession. Furthermore, uncertainties associated with a severe or prolonged economic downturn, recessions or depressions, or political disruption such as potential trade wars, tariffs or wars and conflicts, including those between Ukraine and Russia and the conflicts in the Middle East, and other macroeconomic developments could result in a variety of risks to our business, including weakened demand for our product candidates, if approved, relationships with any vendors or business partners located in affected geographies and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption, including any international trade disputes, could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential products, if approved. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.

In particular, we utilize third-party suppliers and vendors in several countries outside of the United States for various aspects of our business, including research and manufacturing activities, and those third parties may do the same in their performance of their work for us. Accordingly, there is inherent risk, based on the complex relationships among the U.S. and certain of these countries, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations. Additionally, the current international trade and regulatory environment is subject to significant ongoing uncertainty. For example, the U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. Current or future tariffs could complicate or disrupt our existing and future supply chain and may result in increased research and development expenses. Trade restrictions affecting the import of necessary materials could result in increased costs to us or cause delays in our research and development timelines, thereby placing us at a competitive disadvantage as compared to companies operating in regions with more favorable trade relationships or with more resources than ours or those of our vendors. In addition, as we advance toward future commercialization, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities and vendor relationships. All of these developments have created a dynamic and unpredictable landscape, which may adversely impact our business, results of operations, financial condition and prospects.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the U.S. government recently enacted the OBBBA, that (along with other recent U.S. federal tax reform) has resulted in significant changes to the taxation of business entities including, among other changes, changes to the taxation of income derived from international operations, changes in the deduction and amortization of research and development expenditures, and limitations on the deductibility of business interest. Future guidance from the Internal Revenue Service and other tax authorities with respect to any legislation may affect us, and certain aspects of such legislation could be repealed or modified or sunset in future legislation years. The Trump administration and the U.S. Congress could also enact other tax law changes that could have an adverse effect on our operations, cash flows and results from operations and contribute to overall market volatility. In addition, it is uncertain if and to what extent various states will conform to federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature (collectively, our Information Systems and Data).

Our information security function and our information technology and legal departments, in consultation with other functions such as operations, risk management, security management, our AI Steering Committee, and third-party service providers, help (i) identify, assess and manage our cybersecurity threats and risks, and (ii) identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and our risk profile using various methods including, for example: manual tools, automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and threat actors, conducting scans of the threat environment, evaluating our and our industry’s risk profile, evaluating threats reported to us, performing security audits, conducting threat assessments for internal and external threats, third-party threat assessments, use of external intelligence feeds, and conducting vulnerability assessments.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: incident detection and response measures, disaster recovery/business continuity plans, risk assessments, implementation of security standards/certifications, encrypting sensitive data, network security controls, data segregation, access controls, physical security measures, asset management/tracking/disposal, systems monitoring, a vendor risk management program, employee training, penetration testing, cybersecurity insurance and dedicated cybersecurity staff. Additionally, we are in the process of developing an incident response plan and response policy.

Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, (1) our senior information security and information technology personnel work with management and our third-party service providers to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business; and (2) our senior management, in consultation with our information technology department and third-party service providers, evaluates material risks from cybersecurity threats against our overall business objectives and reports to the audit committee of the board of directors, which evaluates our overall enterprise risk.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example: professional service firms (including legal counsel), threat intelligence service providers, cybersecurity consultants, managed cybersecurity service providers, dark web monitoring services, and cybersecurity software providers.

We use third-party service providers to perform a variety of functions throughout our business, such as contract research organizations, contract manufacturing organizations, hosting companies and application providers. We have a vendor management process to manage cybersecurity risks associated with our use of these providers. The process includes conducting a risk assessment of each vendor, reports, screening against watchlists, and imposing contractual obligations on vendors with respect to the protection of our information. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.

For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including in the section titled “If our information technology systems or data, or those of the third parties with whom we work, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; and other adverse consequences.”

Governance Related to Cybersecurity Risks

Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain of our management, including our Head of Information Technology, our Senior Director of Enterprise IT Systems and Cyber Security, and our Chief Financial Officer. Our Head of Information Technology has more than 30 years of experience in information technology in the biotech industry and has served in various roles of increasing importance related to information technology. Our Senior Director of Enterprise IT Systems and Cyber Security also has more than 30 years of experience in information security and information technology roles.

Our Head of Information Technology, Senior Director of Enterprise IT Systems and Cyber Security, and Chief Financial Officer are responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel, as well as for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response and vulnerability management processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our Head of Information Technology, Senior Director of Enterprise IT Systems and Cyber Security and Chief Financial Officer. Our incident response team works together to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, our incident response and vulnerability management processes include reporting to the audit committee of the board of directors for certain cybersecurity incidents.

The audit committee receives periodic reports from management concerning our significant cybersecurity threats and risk and the processes we have implemented to address them. The audit committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2. Properties

We currently lease approximately 53,000 square feet of office and laboratory space in Bothell, Washington under a lease that expires on March 31, 2033. We believe our leased space is sufficient to meet our immediate facility needs, and that any additional space we may require will be available on commercially reasonable terms.

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

Holders

As of February 27, 2026, there were approximately 49 record holders of our common stock. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other nominees.

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

Overview

We are a biotechnology company committed to the development of first-in-class and best-in-class targeted oncology therapies. Our goal is to establish a broad portfolio of differentiated clinical assets to improve the lives of cancer patients. Key to that strategy is our deep expertise in the discovery, design, development, manufacturing, and ultimately commercialization of antibody-drug conjugates and other oncology therapeutics.

We are advancing a pipeline that includes three clinical assets and three preclinical assets. Varegacestat, formerly AL102, is an investigational, oral, once-daily gamma secretase inhibitor, or GSI. In December 2025, we announced positive topline results from the global pivotal Phase 3 RINGSIDE trial of varegacestat in patients with progressing desmoid tumors. We anticipate submitting a new drug application, or NDA, in the second quarter of 2026. IM-1021, a receptor tyrosine kinase-like orphan receptor 1, or ROR1, antibody-drug conjugate, is currently under evaluation in a Phase 1 trial. In November 2025, we reported observed objective responses at multiple dose levels in B-cell lymphoma patients treated with IM-1021, and we plan to share initial data in 2026. IM-3050, a fibroblast activation protein, or FAP, targeted radioligand therapy, or RLT, received IND clearance in April 2025, and we plan to initiate a Phase 1 trial in early 2026 after delivery of third-party diagnostic radiotracer supply. Our preclinical assets include three solid tumor ADCs with anticipated 2026 IND submissions: IM-1617, IM-1340, and IM-1335.

Our pipeline also includes numerous early-stage ADCs produced by our internal discovery efforts, providing opportunities for additional IND submissions in 2027 and beyond. Our approach to discovery centers on designing ADCs against novel or underexplored targets. We believe that pursuing differentiated targets provides a path to significant clinical benefit and meaningful market opportunities. HC74, our differentiated, novel topoisomerase 1, or TOP1, inhibitor payload, supports this strategy. We have efforts underway to develop additional linkers and payloads and believe that a broad toolbox of linkers and payloads supports our mission to design and develop a diverse pipeline of ADCs with differentiated safety, efficacy, and tolerability profiles that address unmet medical need.

Our current programs

Varegacestat (formerly AL102)

Our lead clinical asset is varegacestat, an investigational, oral, once-daily GSI therapy under evaluation for the treatment of desmoid tumors. In December 2025, we reported positive Phase 3 RINGSIDE (Part B) topline results showing that the study met all primary and key secondary endpoints. Varegacestat achieved the primary endpoint of progression free survival, delivering an 84% reduction in the risk of disease progression or death versus placebo (HR=0.16, p<0.0001). The confirmed objective response rate (ORR) based on RECIST v1.1 was 56% with varegacestat vs. 9% with placebo (p<0.0001), as assessed by blinded independent central review. In an exploratory analysis, varegacestat demonstrated a median best change in tumor volume of -83% vs. +11% with placebo, as assessed by blinded independent central review. In addition, the trial met all key secondary endpoints, with varegacestat achieving statistically significant improvements vs. placebo in landmark tumor volume reduction and worst pain intensity. The Phase 3 RINGSIDE topline and Phase 2 RINGSIDE data also show that varegacestat has a safety profile consistent with other GSI therapies. We acquired varegacestat from Ayala Pharmaceuticals, Inc., or Ayala, in March 2024.

IM-1021 (Solid Tumor and B-Cell Lymphoma ADC)

IM-1021 is a ROR1 ADC that incorporates HC74, our proprietary TOP1i payload. ROR1 is expressed in both hematologic malignancies and solid tumors with limited normal tissue expression. Previous ADCs targeting ROR1 have demonstrated clinical activity. We believe that IM-1021 may provide improved therapeutic index as compared to other ROR1-targeted ADCs in development. The Phase 1 clinical trial is ongoing, with objective responses observed in participants with B-cell lymphomas at multiple dose levels. We expect to present initial data for IM-1021 in 2026.

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

IM-1617 (Solid Tumor ADC)

IM-1617 is a potential first-in-class ADC that targets an undisclosed receptor that is preferentially expressed in a broad array of solid tumors, including colorectal cancer, or CRC, non-small cell lung cancer, or NSCLC, and breast and ovarian cancers. The target is a receptor tyrosine kinase that promotes tumor cell survival and mediates immune cell exclusion, providing potential for a secondary mechanism of action. IND-enabling work for IM-1617 is ongoing and we expect to submit an IND for this program to the FDA in early 2026.

IM-1340 (Solid Tumor ADC)

IM-1340 is a potential first-in-class ADC for the treatment of multiple solid tumors. The target of IM-1340 is underexplored and non-obvious in cancer and, to our knowledge, there are no ADCs or other therapeutic modalities in development against it. It has a unique expression profile that spans neuroendocrine tumors, or NETs, and other carcinomas, including lung and prostate tumors, with limited expression in normal tissue. IND-enabling work for IM-1340 is ongoing and we expect to submit an IND for this program to the FDA in mid-2026.

IM-1335 (Solid Tumor ADC)

IM-1335 is being developed for the treatment of solid tumor indications. It shares a target with a competitor’s now-discontinued investigational ADC that showed clinical activity prior to discontinuation. Our goal in designing IM-1335 was to optimize the safety and efficacy through a deep understanding of target biology and ADC optimization. We identified limitations that we expect contributed to the failure of the prior ADC against this target, and we believe that IM-1335 overcomes these limitations. IND-enabling work for IM-1335 is ongoing and we expect to submit an IND for this program to the FDA in late 2026.

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

In-process research and development expenses

Intangible assets acquired in an asset acquisition or license agreement for use in research and development activities which have no alternative future use are expensed as in-process research and development, or IPR&D, expense on the acquisition date. Any potential future milestone payment amounts will be expensed as IPR&D when the related contingency is resolved and the milestone consideration becomes payable.

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

Research and development activities are central to our business model and may vary substantially from year to year and quarter to quarter depending on the stage of product development. For example, product candidates in later stages of clinical development generally have higher costs than those in earlier stages of development, primarily due to the size and cost of later-stage clinical trials compared to early development activities. We expect that our research and development expenses will increase substantially in connection with the continuation of our activities and new agreements.

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

We anticipate that our general and administrative expenses will increase in the future to support increased and progressed research and development activities, activities to prepare for the potential commercialization of varegacestat, and increased activities and costs to operate as a public company.

Interest income

Interest income consists of interest earned on our marketable securities and on our cash and cash equivalent balances held with financial institutions.

Results of operations

Comparison of the years ended December 31, 2025 and 2024:

The following table summarizes our results of operations for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	Change
Collaboration revenue	$6,941	$9,041	$(2,100)
Operating expenses:
In-process research and development	10,000	152,344	(142,344)
Research and development(1)	177,286	129,542	47,744
General and administrative(1)	43,768	32,955	10,813
Total operating expenses	231,054	314,841	(83,787)
Loss from operations	(224,113)	(305,800)	81,687
Interest income	11,719	12,837	(1,118)
Net loss	$(212,394)	$(292,963)	$80,569

(1)
Amounts include non-cash share-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2025	2024	Change
Research and development	$11,193	$5,146	$6,047
General and administrative	14,497	10,602	3,895
Total share-based compensation expense	$25,690	$15,748	$9,942

Collaboration revenue

Collaboration revenue decreased by $2.1 million, from $9.0 million for the year ended December 31, 2024 to $6.9 million for the year ended December 31, 2025. The decrease was primarily due to the Company recognizing all remaining revenue and costs associated with our performance obligations under the Collaboration Agreement by the end of the second quarter of 2025.

In-process research and development expenses

IPR&D expense for the year ended December 31, 2025 relates to the achievement of a development milestone associated with reporting positive topline results for the Phase 3 RINGSIDE trial of varegacestat. IPR&D expense for the year ended December 31, 2024 primarily related to the write-off of acquired IPR&D assets acquired from Ayala, Bristol-Myers Squibb Company, Zentalis and others that were determined to have no alternative future use.

Research and development expenses

Research and development expenses increased by $47.7 million, from $129.5 million for the year ended December 31, 2024 to $177.3 million for the year ended December 31, 2025.

We record direct research and development expenses which consist primarily of external costs related to manufacturing, outsourced research, product development, and clinical trial costs, including fees paid to investigators, consultants, central laboratories and CROs, to specific product candidates or research targets. Indirect research and development expenses have not been allocated directly to a program as they benefit multiple product programs, and primarily consist of personnel salary, benefit and stock-based compensation costs, depreciation, laboratory materials and services, and costs to maintain our facilities.

The table below shows our research and development expenses incurred with respect to each active program (in thousands). For the year ended December 31, 2025, we revised the presentation of our research and development expenses in the table below to align with how management evaluates our research programs and expenses. Prior period amounts have been reclassified to conform to the current year presentation.

	Year Ended December 31,
	2025	2024	Change
Direct research and development
Varegacestat (1)	$52,359	$27,954	$24,405
IM-1021 (2)	11,028	24,130	(13,102)
IM-3050 (3)	5,801	13,359	(7,558)
Other (4)	43,233	26,803	16,430
Indirect research and development (5)	64,865	37,296	27,569
Total	$177,286	$129,542	$47,744

(1)
The increase for the year ended December 31, 2025 compared to the year ended December 31, 2024 was due primarily to clinical trial activities, as well as manufacturing and consulting activities associated with our Phase 3 trial and in preparation for our expected NDA submission in Q2 2026.
(2)
The decrease for the year ended December 31, 2025 compared to the year ended December 31, 2024 was due primarily to the timing of outsourced research, manufacturing and IND-enabling activities as well as a shift to using internal rather than external resources for program activities, partially offset by an increase in clinical trial activities as we initiated our Phase 1 trial in February 2025.
(3)
The decrease for the year ended December 31, 2025 compared to the year ended December 31, 2024 was due primarily to the timing of outsourced research, manufacturing and IND-enabling activities, partially offset by an increase in clinical trial start up activities as we prepare to initiate a Phase 1 trial in early 2026.
(4)
The increase for the year ended December 31, 2025 compared to the year ended December 31, 2024 was due primarily to increased manufacturing activities for our three product candidates IM-1617, IM-1340 and IM-1335 as we prepare for IND submissions, partially offset by reductions in target identification activities as well as professional and contract laboratory services due to the replacement of certain outsourced services with internal resources.
(5)
The increase for the year ended December 31, 2025 compared to the year ended December 31, 2024 was due primarily to increases in personnel and personnel-related costs and facilities and laboratory costs in support of our product candidates and discovery programs.

General and administrative expenses

General and administrative expenses increased by $10.8 million, from $33.0 million for the year ended December 31, 2024 to $43.8 million for the year ended December 31, 2025. The increase was primarily a result of an $8.1 million increase in personnel-related costs, including a $3.9 million increase in share-based compensation, and due to increases in professional service and software expenses to support the overall growth of the organization.

Interest income

Interest income decreased by $1.1 million from $12.8 million for the year ended December 31, 2024 to $11.7 million for the year ended December 31, 2025. The decrease was primarily a result of lower interest rates during the year ended December 31, 2025 compared to the year ended December 31, 2024.

Liquidity and capital resources

Sources of liquidity

To date, we have financed our operations primarily through sales of our equity securities. We have devoted substantially all our resources to research and development programs and to general and administrative costs to support our operations, raising capital, building our management team, building our intellectual property portfolio and entering and executing on collaborations and strategic transactions.

To date, we have not generated any revenue from commercial sale of products. Since inception, we have incurred significant operating losses and negative cash flows from operations. Our net losses were $212.4 million and $293.0 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had cash and cash equivalents of $653.5 million and an accumulated deficit of $728.2 million.

In January 2025, we issued and sold 22,258,064 shares of our common stock at $7.75 per share in a public offering for net proceeds of $161.7 million, after deducting underwriting discounts and commissions and offering expenses payable by us, or the January 2025 Offering.

In December 2025, we issued and sold 21,418,750 shares of our common stock at $21.50 per share in a public offering for net proceeds of $432.4 million, after deducting underwriting discounts and commissions and offering expenses payable by us, or the December 2025 Offering.

In May 2024, we entered into an “at the market” sales agreement, or the 2024 ATM Agreement, with TD Securities (USA) LLC, or TD Cowen, as sales agent, pursuant to which we may offer and sell from time to time shares of our common stock having an aggregate offering price of up to $200.0 million, or the ATM Shares. We have agreed to pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from any ATM Shares sold through the 2024 ATM Agreement. As of December 31, 2025, we had sold an aggregate of 6,655,587 shares of common stock under the 2024 ATM Agreement for gross proceeds of $65.9 million and net proceeds of approximately $64.5 million, with approximately $134.1 million remaining available for future offerings.

Cash flows

The following table summarizes our sources and uses of cash for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Cash used in operating activities	$(190,919)	$(110,794)
Cash provided by (used in) investing activities	60,803	(85,063)
Cash provided by financing activities	640,357	240,529
Net increase in cash and cash equivalents and restricted cash	$510,241	$44,672

Operating activities

Net cash used in operating activities for the year ended December 31, 2025 was $190.9 million, consisting primarily of our net loss of $212.4 million and a net change in operating assets and liabilities of $15.2 million, partially offset by noncash charges of $36.7 million. The noncash charges primarily consisted of $25.7 million of share-based compensation and $10.0 million of IPR&D recognized upon the achievement of a development milestone associated with reporting positive topline results for the Phase 3 RINGSIDE trial of varegacestat, accrued for as of December 31, 2025. The change in operating assets and liabilities primarily consisted of a decrease in accounts payable of $9.2 million, a decrease in deferred revenue of $6.9 million, and an increase in prepaid expenses and other assets of $3.5 million, partially offset by an increase in accrued expenses and other current liabilities of $4.5 million.

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

Investing activities

Net cash provided by investing activities for the year ended December 31, 2025 was $60.8 million, consisting primarily of $200.0 million from maturities of marketable securities, partially offset by $123.3 million of purchases of marketable securities, $9.7 million of purchases of property and equipment and $6.2 million of purchases of IPR&D assets.

Net cash used in investing activities for the year ended December 31, 2024 was $85.1 million, consisting primarily of $186.6 million of purchases of marketable securities, $46.3 million of purchases of IPR&D assets and $7.2 million of purchases of property and equipment, partially offset by $155.0 million from maturities of marketable securities.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2025 was $640.4 million, consisting of gross proceeds of $633.0 million from the January 2025 Offering and December 2025 Offering, $45.9 million from the issuance of common stock under the 2024 ATM Agreement and $0.9 million from the exercise of options, partially offset by offering costs of $39.5 million from our January 2025 Offering and December 2025 Offering and 2024 ATM Agreement.

Net cash provided by financing activities for the year ended December 31, 2024 was $240.5 million, consisting of gross proceeds of $230.0 million from the issuance of shares of our common stock in a public offering, or 2024 Offering, gross proceeds of $20.0 million from the issuance of common stock under the 2024 ATM Agreement and $5.8 million from the exercise of options and common stock warrants, partially offset by offering costs of $15.2 million from our 2024 Offering and 2024 ATM Agreement.

Funding requirements

We expect our expenses to increase substantially in connection with our ongoing and future activities, particularly as we advance and expand our clinical development of varegacestat, seek regulatory approval for varegacestat, prepare for the commercialization of varegacestat, if approved, advance the clinical development of IM-1021 and IM-3050, continue the development of our other current product candidates and any future product candidates, and continue to pursue our business development strategy. We expect that our primary uses of capital will be for the potential commercial launch of varegacestat for the treatment of desmoid tumors, if approved, continued commercial development and manufacturing scale-up for varegecestat, continued clinical and preclinical development of other pipeline assets, as well as for working capital and other general corporate purposes including potential strategic transactions, legal and other regulatory compliance expenses, compensation and related expenses, risk management and general overhead costs.

We expect that our existing cash and cash equivalents as of December 31, 2025 will be sufficient to fund our current and planned operating expenses and capital expenditures for at least 12 months from the filing date of this Annual Report. We will need additional financing to support our continuing operations and pursue our research and development strategy and commercialization of varegacestat, if approved. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our programs and product candidates.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, including pursuant to the 2024 ATM Agreement, debt financings, collaborations, strategic alliances and licensing arrangements. As a result of wars, conflicts, trade wars, bank failures, inflationary pressures on the economy and monetary policy responses taken by government agencies and other macroeconomic and geopolitical factors, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth and uncertainty about economic stability. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. To the extent that we raise additional capital through the sale of equity, including pursuant to the 2024 ATM Agreement, or convertible debt securities, the ownership interest of any purchaser will be or could be diluted and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market programs and product candidates that we would otherwise prefer to develop and market ourselves. If we cannot obtain the necessary funding to support these activities on favorable terms, or at all, we will need to delay, scale back or eliminate some or all of our research and development programs, including our clinical and preclinical development of our product candidates.

Contractual obligations and contingencies

We have no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancelable, purchase order basis. Except for the $10.0 million in developmental milestones accrued as of December 31, 2025, as further described in Note 7 to our audited consolidated financial statements, our expected material cash requirements do not include potential contingent payments that we may be required to pay upon the achievement of development, regulatory or commercial milestones pursuant to asset acquisitions and license agreements to which we are a party, nor do they include potential contingent payments upon the achievement of development, regulatory and commercial milestones or royalty payments that we may be required to make under license agreements we have entered into or may enter into with various entities pursuant to which we have in-licensed certain intellectual property. For further details on the potential contingent payments related to asset acquisitions and license agreements, see Note 7 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

While our significant accounting policies are described in more detail in Note 2 to our audited consolidated financial statements appearing elsewhere in this Annual Report, we believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas that involve management’s judgment and estimates and are reasonably likely to have a material impact on our financial condition or results of operations.

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

Research and development expenses and accruals

Research and development costs consist of costs incurred in performing research and development activities, including salaries and bonuses, share-based compensation, employee benefits, facilities costs, laboratory supplies, depreciation and amortization, and preclinical and clinical development expenses, including process development, validation, and the manufacture of drug supplies, costs to conduct clinical trials, and amounts incurred under license agreements, consulting agreements and other contracted services. Research and development costs are expensed as incurred. Non-refundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized as prepaid expenses until the related goods are delivered or services are performed. Such payments are evaluated for current or long-term classification based on when such services are expected to be received. In-licensing fees, development milestones, maintenance fees and other costs to acquire technologies utilized in research and development for product candidates that have not yet received regulatory approval and that are not expected to have alternate future use are expensed when incurred.

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

We execute all our clinical trials with support from contract research organizations, or CROs, and other vendors and we accrue costs for clinical trial activities performed by these third parties based upon the estimated amount of work completed on each trial. The significant factors used in estimating accruals include the number of participants enrolled, the activities to be performed for each patient, the number of active clinical sites, and the duration for which the participants will be enrolled in the trial. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence with CROs and review of contractual terms. We base our estimates on the best information available at the time. However, additional information may become available to us, which may allow us to make a more accurate estimate in future periods. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates.

To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 is set forth on pages 118 to 144 hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025 to ensure the timely disclosure of required information in our SEC filings.

Management’s Annual Report on Internal Control Over Financial Reporting

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

In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during our fourth quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the quarter ended December 31, 2025, three of our executive officers adopted Rule 10b5-1 trading plans, which are set forth in the table below.

Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Total Shares of Common Stock to be Sold	Expiration Date
Robert Lechleider, Chief Medical Officer	Adoption	December 24, 2025	X		110,000	December 31, 2026
Jack Higgins, Chief Scientific Officer	Adoption	December 19, 2025	X		37,729	December 31, 2026
Max Rosett, Chief Financial Officer	Adoption	December 26, 2025	X		125,000	September 30, 2026

(1)
Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(2)
"Non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K under the Exchange Act.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

We will file a definitive proxy statement for our 2026 Annual Meeting of Stockholders, or the Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K

(1)
Financial Statements

The financial statements filed as part of this Annual Report on Form 10-K are listed in the “Index to the Consolidated Financial Statements” found on page 118.

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

10.1#	Form of Indemnification Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 filed on September 9, 2020).

10.2#	Amended and Restated 2018 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 filed on September 9, 2020).

10.3#

Form of Incentive Stock Option and Option Agreement for the Amended and Restated 2018 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1 filed on September 9, 2020).

10.4#	2020 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 9, 2023).

10.5#

Forms of Executive and Non-Executive Stock Option Grant Notice, Option Agreement and Notice of Exercise for the 2020 Equity Incentive Plan (incorporated by reference in Exhibit 10.7 to our Annual Report on Form 10-K filed on March 19, 2025).

10.6#	2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to our Registration Statement on Form S-1/A filed on September 24, 2020).

10.7#

Morphimmune Inc. 2020 Equity Incentive Plan (incorporated by reference from Exhibit 10.44 to the Company’s Registration Statement on Form S-4/A (File No. 333-273792) filed with the SEC on August 28, 2023).

10.8#

Forms of Restricted Stock Purchase Agreement, Stock Option Agreement and Early Exercise Stock Purchase Agreement under the Morphimmune Inc. 2020 Equity Incentive Plan (incorporated by reference from Exhibit 10.45 to the Company’s Registration Statement on Form S-4/A (File No. 333-273792) filed with the SEC on August 28, 2023).

10.9#

Immunome, Inc. 2024 Inducement Plan, as amended, and Forms of Executive and Non-Executive Stock Option Grant Notice, Option Agreement and Notice of Exercise thereunder (incorporated by reference in Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 6, 2025).

10.10#

Inducement Non-Qualified Stock Option Agreement, dated June 28, 2023, by and between the Company and Clay B. Siegall, Ph.D. (Filed as Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed on February 2, 2024 and incorporated herein by reference).

10.11#

Executive Employment Agreement dated June 28, 2023, by and between the Company and Clay B. Siegall, Ph.D. (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 29, 2023 and incorporated herein by reference).

10.12#

Amendment No. 1 to Executive Employment Agreement dated December 1, 2023, by and between the Company and Clay B. Siegall, Ph.D (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K filed on March 28, 2024).

10.13#

Amended and Restated Employment Offer Terms dated November 30, 2023, by and between the Company and Sandra G. Stoneman (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K filed on March 28, 2024).

10.14#

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

10.17#	Employment Offer Letter dated February 7, 2024, by and between the Company and Kinney Horn (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed on March 28, 2024).

10.18#	Employment Offer Letter dated June 17, 2024, by and between Immunome, Inc. and Phil Tsai (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 12, 2024).

10.19#	Third Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed November 9, 2023).

10.20†+

Master License Agreement, by and between Morphimmune Inc. and Purdue Research Foundation, dated as of January 19, 2021, as modified pursuant to that certain email by Max Rosett to representatives of Purdue University dated March 15, 2023 (incorporated by reference to Exhibit 10.43 to our Registration Statement on Form S-4 filed on August 8, 2023).

10.21

Amendment #1 to Master License Agreement, by and between Morphimmune, Inc. and Purdue Research Foundation, dated October 16, 2024 (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K filed on March 19, 2025).

10.22†+

License Agreement dated November 29, 2017, by and between the Company (as assignee) and Bristol-Myers Squibb Company, as amended. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 26, 2024).

10.23†

Amendment No. 2 to License Agreement, dated August 7, 2024, by and between the Company and Bristol-Myers Squibb Company (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 13, 2024).

10.24†+

Lease dated October 5, 2023, by and between the Company and Nitrogen Propco 2020, L.P., as amended by the First Amendment to Lease dated May 13, 2024, and as amended by the Second Amendment to Lease dated December 16, 2024 (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed on March 19., 2025).

10.25†+

Third Amendment to Lease made and entered into on June 11, 2025 by and between Nitrogen Propco 2020, L.P. and the Company (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on August 6, 2025).

10.26†+	Lease dated December 16, 2024, by and between the Company and Nitrogen Propco 2020, L.P. (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed on March 19, 2025).

10.27†+

First Amendment to Lease made and entered into on June 11, 2025 by and between Nitrogen Propco 2020, L.P. and the Company (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 6, 2025).

19.1*	Amended and Restated Insider Trading Policy.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*††	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*††	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97 of our Annual Report on Form 10-K filed March 28, 2024).

101*

The following financial information from the Annual Report on Form 10 K of IMMUNOME, INC. for the year ended December 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (1) Balance Sheets as of December 31, 2025 and 2024; (2) Statements of Operations and Comprehensive Loss for the years ended December 31, 2025 and 2024; (3) Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025 and 2024; (4) Statements of Cash Flows for the years ended December 31, 2025 and 2024; and (5) Notes to Consolidated Financial Statements.

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

IMMUNOME, INC.

Date: March 3, 2026	By:	/s/ Clay Siegall
Name: Clay Siegall, Ph.D.
Title: President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Clay Siegall, Ph.D. and Max Rosett, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this report, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated on behalf of the Registrant.

Signature	Title	Date

/s/ Clay Siegall	President, Chief Executive Officer and Director	March 3, 2026
Clay Siegall, Ph.D.	(Principal Executive Officer)

/s/ Max Rosett	Chief Financial Officer	March 3, 2026
Max Rosett	(Principal Financial and Accounting Officer)

/s/ Isaac Barchas	Director	March 3, 2026
Isaac Barchas, J.D.

/s/ Jean-Jacques Bienaimé	Director	March 3, 2026
Jean-Jacques Bienaimé

/s/ James Boylan	Director	March 3, 2026
James Boylan

/s/ Carol Schafer	Director	March 3, 2026
Carol Schafer

/s/ Sandra M. Swain	Director	March 3, 2026
Sandra M. Swain, M.D.

/s/ Philip Wagenheim	Director	March 3, 2026
Philip Wagenheim

IMMUNOME, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Immunome, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Immunome, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued and Prepaid Research and Development Expenses
Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company records research and development expenses as incurred. The Company records accrued and prepaid expenses for preclinical, clinical trial, and other research and development activities pursuant to contracts with third-party vendors that perform these services on its behalf. At December 31, 2025, the Company recorded accrued and prepaid research and development expenses, which are included in accrued expenses and other current liabilities and prepaid expenses and other current assets, respectively, on the consolidated balance sheet. These amounts are recorded at the balance sheet date based upon estimates of the services provided but not yet invoiced, or services paid for but not yet provided. Management determines the estimates by reviewing contracts, vendor agreements and purchase orders with third parties, and through discussions with third-party vendors as to the progress or stage of completion of the services.

Auditing the Company’s accrued and prepaid research and development expenses is challenging because of the judgment applied by management to determine the progress or stage of completion of the activities under the Company's research and development agreements and the cost and extent of work performed during the reporting period by contracted third-party vendors.

How We Addressed the Matter in Our Audit

To test the accrued and prepaid research and development expenses, our audit procedures included, among others, reviewing a sample of contracts, vendor agreements and purchase orders with third-party vendors to corroborate key financial and contractual terms. To assess the completeness and accuracy of the inputs used by management in calculating the accrued and prepaid research and development expenses, our audit procedures included, on a sample basis, confirming certain data directly with third parties and corroborating the progress of research and development activities with the Company’s clinical personnel. To evaluate the completeness of the accruals and existence of the prepaids, we also examined subsequent invoices from the third parties and cash disbursements to the third parties, to the extent such invoices were received, or payments were made, prior to the date that the consolidated financial statements were issued.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2022.

Philadelphia, Pennsylvania

March 3, 2026

IMMUNOME, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$653,482	$143,351
Marketable securities	—	73,952
Prepaid expenses and other current assets	7,295	4,036
Total current assets	660,777	221,339
Property and equipment, net	14,636	10,113
Operating right-of-use assets	2,978	4,278
Restricted cash	210	100
Other long-term assets	4,587	4,411
Total assets	$683,188	$240,241
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,339	$14,189
Accrued expenses and other current liabilities	41,651	33,177
Deferred revenue, current	—	6,941
Total current liabilities	44,990	54,307
Operating lease liabilities, net of current portion	3,855	4,769
Total liabilities	48,845	59,076
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2025 and 2024	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at December 31, 2025 and 2024; 113,133,199 and 64,460,829 shares issued and outstanding at December 31, 2025 and 2024, respectively	11	6
Additional paid-in capital	1,362,496	696,872
Accumulated other comprehensive income	—	57
Accumulated deficit	(728,164)	(515,770)
Total stockholders’ equity	634,343	181,165
Total liabilities and stockholders’ equity	$683,188	$240,241

The accompanying notes are an integral part of these consolidated financial statements.

IMMUNOME, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Collaboration revenue	$6,941	$9,041
Operating expenses:
In-process research and development	10,000	152,344
Research and development	177,286	129,542
General and administrative	43,768	32,955
Total operating expenses	231,054	314,841
Loss from operations	(224,113)	(305,800)
Interest income	11,719	12,837
Net loss	$(212,394)	$(292,963)
Net loss per share, basic and diluted	$(2.43)	$(5.00)
Weighted-average shares outstanding, basic and diluted	87,350,956	58,639,441
Comprehensive loss:
Net loss	$(212,394)	$(292,963)
Unrealized (loss) gain on marketable securities	(57)	35
Comprehensive loss	$(212,451)	$(292,928)

The accompanying notes are an integral part of these consolidated financial statements.

IMMUNOME, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	43,251,778	$4	$342,663	$22	$(222,807)	$119,882
Share-based compensation expense	—	—	15,748	—	—	15,748
Issuance of common stock under Zentalis License Agreement	2,298,586	—	23,388	—	—	23,388
Issuance of common stock under the Ayala Asset Purchase Agreement	2,175,489	—	50,645	—	—	50,645
Issuance of common stock in connection with BMS License Agreement Amendment	230,415	—	2,699	—	—	2,699
Issuance of common stock under Zentalis Purchase Agreement	1,805,502	—	20,990	—	—	20,990
Issuance of common stock for public offering, net of commissions and offering costs of $14,592	11,500,000	2	215,408	—	—	215,410
Issuance of common stock under ATM, net of $424 issuance costs	2,030,431	—	19,576	—	—	19,576
Exercise of stock options	795,571	—	2,024	—	—	2,024
Exercise of common stock warrants	373,057	—	3,731	—	—	3,731
Unrealized gain on marketable securities	—	—	—	35	—	35
Net loss	—	—	—	—	(292,963)	(292,963)
Balance at December 31, 2024	64,460,829	6	696,872	57	(515,770)	181,165
Share-based compensation expense	—	—	25,690	—	—	25,690
Issuance of common stock for public offering, net of commissions and offering costs of $38,901	43,676,814	5	594,097	—	—	594,102
Issuance of common stock under ATM, net of $973 of issuance costs	4,625,156	—	44,924	—	—	44,924
Exercise of stock options	370,400	—	913	—	—	913
Unrealized loss on marketable securities	—	—	—	(57)	—	(57)
Net loss	—	—	—	—	(212,394)	(212,394)
Balance at December 31, 2025	113,133,199	$11	$1,362,496	$—	$(728,164)	$634,343

The accompanying notes are an integral part of these consolidated financial statements.

IMMUNOME, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(212,394)	$(292,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,466	1,567
Amortization of right-of-use asset	489	535
Accretion of discounts on marketable securities	(2,839)	(2,899)
Share-based compensation expense	25,690	15,748
Loss on disposal of property and equipment	896	—
Charge for purchase of in-process research and development assets, including upon achievement of milestones	10,000	152,344
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,489)	906
Accounts payable	(9,164)	9,526
Accrued expenses and other current liabilities	4,533	13,550
Deferred revenue	(6,941)	(9,041)
Operating lease liabilities	(166)	(67)
Net cash used in operating activities	(190,919)	(110,794)
Cash flows from investing activities:
Maturities of marketable securities	200,000	155,000
Purchases of marketable securities	(123,266)	(186,555)
Purchases of property and equipment	(9,685)	(7,173)
Purchases of in-process research and development assets	(6,246)	(46,335)
Net cash provided by (used in) investing activities	60,803	(85,063)
Cash flows from financing activities:
Proceeds from public offerings	633,003	230,002
Proceeds from issuances of common stock under ATM	45,897	20,000
Payment of offering costs	(39,456)	(15,228)
Proceeds from exercise of stock options	913	2,024
Proceeds from exercise of common stock warrants	—	3,731
Net cash provided by financing activities	640,357	240,529
Net increase in cash and cash equivalents and restricted cash	510,241	44,672
Cash and cash equivalents and restricted cash at beginning of period	143,451	98,779
Cash and cash equivalents and restricted cash at end of period	$653,692	$143,451
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$653,482	$143,351
Restricted cash	210	100
Total cash, cash equivalents, and restricted cash	$653,692	$143,451

IMMUNOME, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2025	2024
Supplemental disclosures of non-cash investing and financing activities:
Purchases of in-process research and development assets, including payments owed upon achievement of development milestones, in accounts payable and accrued expenses	$10,000	$6,246
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	$1,006	$2,806
Remeasurement of operating right-of-use asset and lease liability due to lease modification	$811	$2,035
Offering costs in accounts payable and accrued expenses and other current liabilities	$364	$—
Issuance of common stock in exchange for in-process research and development assets		$97,722
Net liabilities assumed from purchases of in-process research and development assets	$—	$2,041
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$1,189

The accompanying notes are an integral part of these consolidated financial statements.

IMMUNOME, INC.

Notes to Consolidated Financial Statements

1. Nature of the business

Organization

Immunome, Inc., or the Company or Immunome, is a biotechnology company committed to the development of first-in-class and best-in-class targeted oncology therapies. Since its inception, the Company has devoted substantially all its resources to research and development, raising capital, building its management team, extending its intellectual property portfolio, and executing strategic partnerships and transactions. The Company is subject to risks and uncertainties common to companies in the biotechnology industry at Immunome's stage including, but not limited to, risks associated with research, development, and manufacturing activities, uncertain results of preclinical and clinical testing, development of new technological innovations and products by competitors, dependence on key personnel, partners and third-party vendors, protection of proprietary technology, compliance with government regulations, regulatory approval of products and the ability to secure additional capital to fund operations.

Liquidity

The Company has incurred significant operating losses since inception and expects to continue to incur losses from operations for the foreseeable future as it pursues development and seeks regulatory approval of its therapeutic candidates and other programs. As of December 31, 2025, the Company had an accumulated deficit of $728.2 million, and cash and cash equivalents of $653.5 million. The Company has not generated any product revenue to date and does not expect to generate product revenue until it successfully completes development and obtains regulatory approval for at least one of its product candidates.

Through December 31, 2025, the Company has funded its operations primarily through sales of equity securities. The Company expects that its existing cash and cash equivalents at December 31, 2025 will be sufficient to fund its current and planned operating expenses and capital expenditures for at least 12 months from the filing date of this Annual Report on Form 10-K. Beyond that date, the Company may need to raise additional capital through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements to achieve its longer-term business objectives.

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

Restricted cash

Restricted cash represents collateral provided for letters of credit issued as a security deposit in connection with the Company’s leased facilities. Cash will be released from restriction upon termination of the associated lease and satisfaction of any applicable termination conditions. Restricted cash was $0.2 million as of December 31, 2025 and $0.1 million as of December 31, 2024.

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

Asset acquisitions

Acquisitions of assets or a group of assets that do not meet the definition of a business are accounted for as asset acquisitions, with a cost accumulation model used to determine the cost of the acquisition. Common stock issued as consideration in an acquisition of assets is generally measured based on the acquisition date fair value of the equity interests issued. Direct transaction costs are recognized as part of the cost of an acquisition of assets. Intangible assets that are acquired in an asset acquisition for use in research and development activities that have an alternative future use are capitalized as in-process research and development, or IPR&D. Acquired IPR&D that has no alternative future use is expensed immediately as a component of IPR&D expense in the consolidated statements of operations and comprehensive loss.

In addition to upfront consideration, acquisitions of assets may also include contingent consideration payments to be made for future milestone events or royalties on net sales of future products. The Company assesses whether such contingent consideration is subject to liability classification and fair value measurement or meets the definition of a derivative. Contingent consideration payments in an acquisition of assets not required to be accounted for as a liability at fair value are recognized when the contingency is resolved and the consideration is paid or becomes payable. Contingent consideration payments made prior to regulatory approval are expensed as incurred, and recognized as a component of IPR&D expense in the consolidated statements of operations and comprehensive loss.

Impairment of long-lived assets

The Company evaluates its long-lived assets, which consist primarily of property and equipment and operating right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment losses recognized during the years ended December 31, 2025 and 2024.

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

Research and development expenses

Research and development costs consist of costs incurred in performing research and development activities, including salaries and bonuses, share-based compensation, employee benefits, facilities costs, laboratory supplies, depreciation and amortization, and preclinical and clinical development expenses, including process development, validation, and the manufacture of drug supplies, costs to conduct clinical trials, and amounts incurred under license agreements, consulting agreements and other contracted services. Research and development costs are expensed as incurred. Non-refundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized as prepaid expenses until the related goods are delivered or services are performed. Such payments are evaluated for current or long-term classification based on when such services are expected to be received. In-licensing fees, development milestones, maintenance fees and other costs to acquire technologies utilized in research and development for product candidates that have not yet received regulatory approval and that are not expected to have alternate future use are expensed when incurred.

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

Leases

At the inception of an arrangement, the Company determines whether an arrangement contains a lease based on facts and circumstances present in the arrangement. An arrangement is or contains a lease if the arrangement conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Typically, lessees are required to recognize leases with a term greater than one year on the consolidated balance sheets as an operating or finance lease liability and right-of-use asset. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The Company has elected the practical expedient to not recognize right-of-use assets for leases with a term of 12 months or less. The Company does not have any finance leases as of December 31, 2025 or 2024.

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

As the Company was in a net loss position for the years ended December 31, 2025 and 2024, diluted net loss per share is the same as basic net loss per share because the effects of potentially dilutive securities are antidilutive.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive (on an as-converted basis):

	December 31,
	2025	2024
Stock options outstanding	15,856,758	11,990,781

Recently adopted accounting standards

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which updates income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this update are effective for annual periods beginning after December 15, 2024. The adoption of this ASU did not have a material impact on the consolidated financial statements.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update will introduce changes to the timing of software cost capitalization based on likelihood of completion for all entities subject to the internal-use software guidance in Subtopic 350-40 and the guidance on website development costs in Subtopic 350-50. The ASU will be effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted as of the beginning of an annual reporting period. The Company is currently evaluating the timing of adoption and the impact of adoption on its financial statements and related disclosures.

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

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2025
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents:
Money market funds	1	$652,112	$—	$—	$652,112
Total financial assets		$652,112	$—	$—	$652,112

	December 31, 2024
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents:
Money market funds	1	$46,987	$—	$—	$46,987
U.S. treasury securities	2	94,379	40	—	94,419
Marketable securities:
U.S. treasury securities	2	73,935	17	—	73,952
Total financial assets		$215,301	$57	$—	$215,358

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

The Company determined that the Collaboration Agreement represents a contract with a customer and consists of one performance obligation to provide research and development services, or R&D services, to AbbVie. The Company determined the initial transaction price of the single performance obligation to be $30.0 million, as the variable consideration for additional R&D services, option exercise payments and development milestone payments were all subject to constraint at contract inception. Revenue from the Collaboration Agreement was recognized over the estimated performance of the R&D services using the cost-to-cost input method which the Company believed best depicted the transfer of control to the customer. Under the cost-to-cost input method, the extent of progress towards completion was measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the performance obligation. The Company recognized collaboration revenue of $6.9 million and $9.0 million for the years ended December 31, 2025 and 2024, respectively. As of June 30, 2025, the Company had recognized all remaining revenue and costs associated with its performance obligation under the agreement. The Collaboration Agreement terminated pursuant to its terms in July 2025.

The following table summarizes the change in deferred revenue (in thousands):

	Year Ended December 31,
	2025	2024
Beginning balance	$6,941	$15,982
Deferral of revenue	—	—
Recognition of revenue	(6,941)	(9,041)
Balance at the end of the period	$—	$6,941

5. Balance sheet components

Property and equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2025	2024
Lab equipment	$10,580	$9,501
Construction in progress	5,548	3,297
Leasehold improvements	4,164	1,636
Computer equipment	502	270
Office equipment and furniture and fixtures	212	158
Property and equipment at cost	21,006	14,862
Less accumulated depreciation and amortization	(6,370)	(4,749)
Property and equipment, net	$14,636	$10,113

Depreciation and amortization expense was $2.5 million and $1.6 million for the years ended December 31, 2025 and 2024, respectively. Construction in progress is not depreciated until the related assets are placed in service. Construction in progress consists primarily of costs related to the build-out office and laboratory facilities.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Compensation and related benefits	$11,527	$5,861
Development milestones	10,000	6,150
Manufacturing expenses	9,462	6,544
Clinical development expenses	7,036	6,581
Operating lease liabilities, current portion	—	63
Other	3,626	7,978
Total accrued expenses and other current liabilities	$41,651	$33,177

6. Employee benefit plan

The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code, or the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company assumes all administrative costs of the 401(k) Plan and makes matching contributions as defined in the 401(k) Plan document. The Company made matching contributions of $0.9 million and $0.6 million to the 401(k) Plan for the years ended December 31, 2025 and 2024, respectively.

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

In December 2025, the Company achieved a $10.0 million development milestone pursuant to the Ayala Purchase Agreement, which was accounted for as IPR&D expense in the Company's consolidated statement of operations and comprehensive loss for the year ended December 31, 2025. The $10.0 million milestone payment owed to Ayala is accrued as of December 31, 2025 in accrued expenses and other current liabilities on the consolidated balance sheet. Under the Ayala Purchase Agreement, the Company may pay Ayala up to an additional $27.5 million in the aggregate upon the achievement of certain future regulatory and commercial milestone events. Any potential future milestone payment amounts will be accrued when the related contingency is resolved and the milestone consideration becomes payable.

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

The Company was also obligated to pay Zentalis a one-time payment of $5.0 million in cash upon the achievement of a developmental milestone, which was achieved in December 2024 and paid during the year ended December 31, 2025. The related liability was accrued within accrued expenses and other current liabilities on the consolidated balance sheet as of December 31, 2024.

Other asset acquisitions and license agreements

The Company has entered into or assumed various other asset purchase and license agreements to further acquire, discover, develop and commercialize certain targets, technologies and treatments. There was no IPR&D expense under these agreements for the year ended December 31, 2025. During the year ended December 31, 2024, the Company incurred upfront fees and transaction costs of $10.8 million under these other agreements, which were recognized as IPR&D expense in the Company’s consolidated statement of operations and comprehensive loss since the acquired IPR&D had no alternative future use.

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

As of December 31, 2024, the Company accrued $1.2 million within accrued expenses and other current liabilities on the consolidated balance sheet related to upfront license fees and the achievement of certain milestones under these agreements. These amounts were subsequently settled during the year ended December 31, 2025.

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

The Company recorded operating lease expense of $1.0 million and $0.8 million for the years ended December 31, 2025 and 2024, respectively. Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. The Company incurred variable lease costs of $0.4 million for the year ended December 31, 2025. The Company did not incur significant variable lease costs for the year ended December 31, 2024.

Other information related to the Company’s operating leases was as follows:

	December 31,
	2025	2024
Weighted-average remaining lease term (in years)	7.25	8.15
Weighted-average discount rate	8.7%	9.5%

Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Cash paid for operating lease liabilities	$705	$337

The Company’s future minimum lease payments were as follows as of December 31, 2025 (in thousands):

Years ending December 31,	Amount
2026	$1,468
2027	2,330
2028	2,383
2029	2,437
2030 and thereafter	8,312
Total lease payments	16,930
Less: imputed interest	(3,737)
Less: tenant improvement allowance not yet received	(9,338)
Present value of operating lease liabilities	$3,855

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

The Company has reserved the following shares of common stock for issuance, on an as-converted basis, as follows:

	December 31,
	2025	2024
Stock options issued and outstanding under the Plans	15,856,758	11,990,781
Remaining shares available for issuance under the Plans	2,454,332	2,631,369
Remaining shares available for issuance under the ESPP	1,550,859	906,251
Total reserved common stock	19,861,949	15,528,401

2025 Public Offerings

In January 2025, the Company completed a public offering and issued 22,258,064 shares of its common stock at a price of $7.75 per share, for net proceeds of $161.7 million, after deducting underwriting discounts and commissions and offering expenses.

In December 2025, the Company completed a public offering and issued 21,418,750 shares of its common stock at a price of $21.50 per share, for net proceeds of $432.4 million, after deducting underwriting discounts and commissions and offering expenses.

2024 ATM Agreement

On May 14, 2024, the Company entered into an “at the market” sales agreement, or the 2024 ATM Agreement, with TD Securities (USA) LLC, or TD Cowen, as sales agent, pursuant to which the Company may offer and sell from time to time shares of its common stock having an aggregate offering price of up to $200.0 million, or the ATM Shares. The Company has agreed to pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from any ATM Shares sold through the 2024 ATM Agreement. In November 2024, the Company sold 2,030,431 shares of common stock under the 2024 ATM Agreement resulting in net proceeds of approximately $19.6 million. During the year ended December 31, 2025, the Company sold 4,625,156 shares of common stock in two transactions under the 2024 ATM Agreement for gross proceeds of $45.9 million and net proceeds of approximately $44.9 million. As of December 31, 2025, the Company had sold an aggregate of 6,655,587 shares of common stock under the 2024 ATM Agreement for gross proceeds of $65.9 million and net proceeds of approximately $64.5 million, with approximately $134.1 million remaining available for future offerings.

2024 Public Offering

In February 2024, the Company completed a public offering and issued 11,500,000 shares of its common stock at $20.00 per share, for net proceeds of $215.4 million, after deducting underwriting discounts and commissions and offering expenses.

10. Share-based compensation

2020 Equity Incentive Plan

In September 2020, the Company adopted the 2020 Equity Incentive Plan, or the 2020 Plan, which supersedes all prior equity incentive plans. The number of shares of common stock reserved for issuance under the 2020 Plan will automatically increase on January 1 of each year, beginning on January 1, 2021 and continuing through and including January 1, 2030, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. As of December 31, 2025, there were 644,655 shares available for issuance under the 2020 Plan. On January 1, 2026, the number of shares available for future issuance under the 2020 Plan increased by 4,525,327 shares.

Stock options under the 2020 Plan typically have a contractual term of ten years unless the board of directors decides otherwise. Vesting periods vary, typically ranging from one to four years for employees, officers, directors, and consultants. Some options may vest faster in case of a change in control, as defined in the 2020 Plan.

In October 2023, the Company completed its merger with Morphimmune, Inc. and assumed the Morphimmune 2020 Equity Incentive Plan, or the Morphimmune Plan. There were 558,377 shares available for issuance under the Morphimmune Plan as of December 31, 2025.

2024 Inducement Plan

In October 2024, the Company adopted the 2024 Inducement Plan, or the 2024 Plan, and reserved 2,000,000 shares of the Company’s common stock to be used exclusively for grants of equity awards to individuals that were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company. In May 2025, the Compensation Committee of the Board of Directors of the Company approved an amendment to the 2024 Plan increasing the aggregate shares reserved under the 2024 Plan from 2,000,000 to 3,500,000. The terms and conditions of the 2024 Plan are substantially similar to the Company’s 2020 Plan. As of December 31, 2025, there were 1,251,300 shares available for issuance under the 2024 Plan.

Stock options granted for Chief Executive Officer

In June 2023, Clay Siegall was granted 2,137,080 options to purchase shares of the Company’s common stock, or the Inducement Grant.

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

The maximum number of shares of common stock that may be issued under the ESPP will not exceed 125,000 shares of common stock, plus the number of shares of common stock that are automatically added on January 1 of each calendar year for a period of up to ten years, commencing on the first January 1 following the year in which an initial public offering, or IPO, occurs and ending on, and including, January 1, 2030, in an amount equal to the lesser of (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, and (ii) 1,000,000 shares of common stock. As of December 31, 2025, there were 1,550,859 shares available under the ESPP. No shares of common stock have been issued under the ESPP as of December 31, 2025. On January 1, 2026, the number of shares available for future issuance under the ESPP increased by 1,000,000 shares.

Stock options

A summary of option activity under the Plans during the year ended December 31, 2025 is as follows:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	11,990,781	$10.02	8.69	$34,209
Granted	5,562,784	10.36
Exercised	(389,493)	2.79
Forfeited	(1,070,130)	9.42
Expired	(237,184)	22.94
Outstanding at December 31, 2025	15,856,758	$10.15	8.49	$180,668
Exercisable at December 31, 2025	5,730,201	$8.19	7.67	$76,625

Aggregate intrinsic value in the above table is calculated as the difference between the exercise price of the options and the Company’s fair value of its common stock as of period end.

The weighted-average grant date fair value per share of stock options granted during the years ended December 31, 2025 and 2024 was $7.67 and $10.86, respectively. The aggregate intrinsic value for options exercised during the years ended December 31, 2025 and 2024 was $2.6 million and $10.3 million, respectively.

The weighted average assumptions used in the Black-Scholes option-pricing model for stock options granted were:

	Year Ended December 31,
	2025	2024
Expected volatility	85.2%	88.4%
Risk-free interest rate	4.0%	4.0%
Expected term (in years)	6.06	5.85
Expected dividend yield	—%	—%

Share-based compensation expense recorded in the consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Research and development	$11,193	$5,146
General and administrative	14,497	10,602
Total share-based compensation expense	$25,690	$15,748

Unrecognized share-based compensation related to stock options was $81.5 million as of December 31, 2025 and is expected to be recognized over a weighted-average period of 2.9 years.

11. Segment information

The Company has one operating and reportable segment related to the development of targeted oncology therapies. The segment derives its current revenues from research and development collaborations.

The CODM assesses performance for the segment based on net loss, which is reported on the consolidated statements of operations and comprehensive loss as net loss. The measure of segment assets is reported on the consolidated balance sheets as total assets. When evaluating the Company’s financial performance, the CODM regularly reviews total revenues, total expenses and research and development expenses by program.

The table below is a summary of the segment net loss, including significant segment expense categories (in thousands):

	Year Ended December 31,
	2025	2024
Collaboration revenue	$6,941	$9,041
Less:
In-process research and development	(10,000)	(152,344)
Direct research and development expenses(1)
Varegacestat	(52,359)	(27,954)
IM-1021	(11,028)	(24,130)
IM-3050	(5,801)	(13,359)
Other direct research and development	(43,233)	(26,803)
Indirect research and development(2)	(51,413)	(31,074)
General and administrative(3)	(29,064)	(21,862)
Other segment expenses(4)	(28,156)	(17,315)
Total operating expenses	(231,054)	(314,841)
Loss from operations	(224,113)	(305,800)
Interest income	11,719	12,837
Net loss	$(212,394)	$(292,963)

(1)
Direct research and development expenses include external costs, such as costs related to laboratory materials and services, manufacturing, outsourced research, product development, and clinical trial costs, including fees paid to investigators, consultants, central laboratories and CROs to specific product candidates.
(2)
Indirect research and development expenses include certain overhead expenses, and personnel salary and benefit costs, excluding share-based compensation.
(3)
General and administrative expenses include legal fees, professional fees for accounting, auditing, tax and consulting services, insurance costs, travel, depreciation and amortization, certain overhead expenses and personnel salary and benefit costs, excluding share-based compensation.
(4)
Other segment expenses include non-cash share-based compensation costs and depreciation and amortization.

For the year ended December 31, 2025, the Company revised the presentation of its significant segment expense categories to align with how the CODM currently evaluates the Company's financial performance. Prior period amounts have been reclassified to conform to the current year presentation.

12. Income taxes

A reconciliation of the federal income tax rate to the Company's effective tax rate for the year ended December 31, 2025 is as follows (amounts in thousands):

	Year Ended
	December 31, 2025
	Amount	Percentage
Federal tax benefit at statutory rate	$(44,603)	21.0%
State tax, net of federal benefit	—	—
Change in valuation allowance	46,139	(21.7)
Nontaxable or nondeductible items
Share-based compensation	3,402	(1.6)
Other nondeductible items	379	(0.2)
Tax credits
Research and development credits	(5,345)	2.5
Other tax credits
Other	28	—
	$—	—%

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the year ended December 31, 2024 is as follows:

Year Ended
December 31, 2024
Federal tax benefit at statutory rate	21.0%
State tax, net of federal benefit	0.5
Research and development credits	2.1
Share-based compensation	(0.7)
Write-off of IPR&D	—
Change in valuation allowance	(22.8)
Other	(0.1)
—%

The components of the Company’s deferred taxes are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$62,577	$29,346
Research and development intangibles	67,842	62,188
Research and development credits	15,366	10,021
Share-based compensation	4,018	2,385
Deferred revenue	—	1,474
Accruals and reserves	2,432	1,236
Lease liability	810	1,026
Other	74	77
Gross deferred tax assets	153,119	107,753
Less: valuation allowance	(152,318)	(106,720)
Net deferred tax asset	801	1,033
Deferred tax liability
Depreciation	(176)	(125)
Right-of-use asset	(625)	(908)
Total deferred tax liabilities	(801)	(1,033)
Net deferred taxes	$—	$—

The Company had no income tax expense due to the operating losses utilization for the years ended December 31, 2025 and 2024. Management has evaluated the positive and negative evidence bearing upon the realizability of the Company’s net deferred tax assets and has determined that it is more likely than not that the Company will not recognize the benefits of the net deferred tax assets. As a result, the Company has recorded a full valuation allowance at December 31, 2025 and 2024. The valuation allowance increased by $45.6 million and $66.9 million in 2025 and 2024, respectively, due to capitalized IPR&D expense, increase in net operating loss carryforwards and research and development tax credits, and deductible accrued expenses.

As required under ASU 2023-09, the Company has included only the portion of the valuation allowance related to federal deferred tax assets in the "change in valuation allowance" line of the rate reconciliation table above. The following table presents a reconciliation of the total change in the valuation allowance (in thousands):

	December 31,
	2025	2024
Beginning balance	$(106,720)	$(39,827)
Change charged to income tax expense	(45,598)	(66,893)
Ending balance	$(152,318)	$(106,720)

Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership, including a sale of the Company or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss and other attributes including research and development credit carry forwards which could be used annually to offset future taxable income. Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company is currently in the process of updating their Section 382 study through December 31, 2025 to determine if any additional ownership changes have occurred since the Morphimmune transaction on October 2, 2023. Any additional ownership changes could limit the Company's ability to utilize its net operating loss or research and development credit carryforwards and will be reflected in the carryforward amount once the Section 382 study is completed. The Company has not generated taxable income or a current tax liability and has not utilized its net operating loss or research and development credit carryforwards as of December 31, 2025.

The "One Big Beautiful Bill Act" (OBBBA) enacted on July 4, 2025, introduced notable changes to the U.S. Internal Revenue Code, including immediate expensing of domestic Section 174 costs. Section 174 costs are expenditures which represent research and development costs that are incident to the development or improvement of a product, process, formula, invention, computer software, or technique. As previously required under the Tax Cuts and Jobs Act, the Company capitalized research and development expenditures in the years ended December 31, 2022 through December 31, 2024. With the enactment of OBBBA, the Company began deducting domestic Section 174 costs in 2025.

As of December 31, 2025, the Company had $277.2 million of federal and $97.0 million of state net operating loss carryforwards. If not utilized, the federal and state net operating loss carryforwards expire starting in 2027. Included in the federal net operating loss carryforwards are $260.2 million of net operating losses generated from 2018 to 2025 that will not expire and are limited to offset 80% of the Company’s taxable income for years beginning after December 31, 2020. Certain federal and state net operating loss carryforwards expire at various dates through 2044. As of December 31, 2025, the Company had cumulative $15.3 million of federal and $0.2 million of state R&D tax credits. These tax credit carryforwards will expire at various dates through 2045.

A reconciliation of the beginning and ending amount of unrecognized tax benefits were as follows (in thousands):

	December 31,
	2025	2024
Beginning balance	$56	$37
Additions for tax positions taken in prior years	—	19
Ending balance	$56	$56

If the unrecognized tax benefits for uncertain tax positions as of December 31, 2025 are recognized, there will be no impact to the effective tax rate due to the valuation allowance. The Company recognizes interest and penalties related to the unrecognized tax benefits as a component of income tax expense. As of December 31, 2025, there were no material interest and penalties on uncertain tax benefits.

The Company filed income tax returns in the United States and multiple states. Carryforward attributes generated in all years since inception remain subject to adjustment. The Company is not currently under examination by the Internal Revenue Service or any other jurisdiction for these years.