Form 10-Q
period 2026-03-31
Immunome Inc.
filed 2026-05-12
CIK 1472012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

There were 113,250,394 shares of the registrant’s common stock outstanding as of May 7, 2026.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

IMMUNOME, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$582,693	$653,482
Prepaid expenses and other current assets	11,616	7,295
Total current assets	594,309	660,777
Property and equipment, net	17,081	14,636
Operating right-of-use assets	2,828	2,978
Restricted cash	210	210
Other long-term assets	5,364	4,587
Total assets	$619,792	$683,188
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,534	$3,339
Accrued expenses and other current liabilities	21,878	41,651
Total current liabilities	27,412	44,990
Operating lease liabilities, net of current portion	3,694	3,855
Total liabilities	31,106	48,845
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at March 31, 2026 and December 31, 2025; 113,171,396 and 113,133,199 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	11	11
Additional paid-in capital	1,370,678	1,362,496
Accumulated deficit	(782,003)	(728,164)
Total stockholders’ equity	588,686	634,343
Total liabilities and stockholders’ equity	$619,792	$683,188

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOME, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Collaboration revenue	$—	$2,926
Operating expenses:
Research and development	46,381	36,872
General and administrative	12,950	10,690
Total operating expenses	59,331	47,562
Loss from operations	(59,331)	(44,636)
Interest income	5,492	2,996
Net loss	$(53,839)	$(41,640)
Net loss per share, basic and diluted	$(0.48)	$(0.52)
Weighted-average shares outstanding, basic and diluted	113,136,836	79,410,354
Comprehensive loss:
Net loss	$(53,839)	$(41,640)
Unrealized loss on marketable securities	—	(60)
Comprehensive loss	$(53,839)	$(41,700)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOME, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2025	113,133,199	11	1,362,496	(728,164)	634,343
Share-based compensation expense	—	—	7,953	—	7,953
Exercise of stock options	38,197	—	229	—	229
Net loss	—	—	—	(53,839)	(53,839)
Balance at March 31, 2026	113,171,396	$11	$1,370,678	$(782,003)	$588,686

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2024	64,460,829	$6	$696,872	$57	$(515,770)	$181,165
Share-based compensation expense	—	—	5,703	—	—	5,703
Issuance of common stock for public offering, net of commissions and offering costs of $10,755	22,258,064	3	161,742	—	—	161,745
Exercise of stock options	236,962	—	213	—	—	213
Unrealized loss on marketable securities	—	—	—	(60)	—	(60)
Net loss	—	—	—	—	(41,640)	(41,640)
Balance at March 31, 2025	86,955,855	$9	$864,530	$(3)	$(557,410)	$307,126

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOME, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(53,839)	$(41,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	603	611
Amortization of right-of-use asset	150	115
Accretion of discounts on marketable securities	—	(818)
Share-based compensation expense	7,953	5,703
Loss on disposal of property and equipment	79	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(5,098)	(1,707)
Accounts payable	1,421	(3,810)
Accrued expenses and other current liabilities	(9,746)	(8,521)
Deferred revenue	—	(2,926)
Operating lease liabilities	(161)	(62)
Net cash used in operating activities	(58,638)	(53,055)
Cash flows from investing activities:
Purchases of in-process research and development assets	(9,014)	(6,246)
Purchases of property and equipment	(3,002)	(3,665)
Maturities of marketable securities	—	15,000
Net cash (used in) provided by investing activities	(12,016)	5,089
Cash flows from financing activities:
Proceeds from public offerings	—	172,500
Payment of offering costs	(364)	(10,485)
Proceeds from exercise of stock options	229	213
Net cash (used in) provided by financing activities	(135)	162,228
Net (decrease) increase in cash and cash equivalents and restricted cash	(70,789)	114,262
Cash and cash equivalents and restricted cash at beginning of period	653,692	143,451
Cash and cash equivalents and restricted cash at end of period	$582,903	$257,713
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$582,693	$257,613
Restricted cash	210	100
Total cash, cash equivalents, and restricted cash	$582,903	$257,713

IMMUNOME, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	$1,131	$592
Purchases of in-process research and development assets, including payments owed upon achievement of development milestones, in accounts payable and accrued expenses	$986	$—
Offering costs in accounts payable and accrued expenses and other current liabilities	$—	$270

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOME, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of the business

Organization

Immunome, Inc., or the Company or Immunome, is a biotechnology company committed to the development of first-in-class and best-in-class targeted oncology therapies. Since its inception, the Company has devoted substantially all its resources to research and development, raising capital, building its management team, expanding its intellectual property portfolio, and executing strategic partnerships and transactions. The Company is subject to risks and uncertainties common to companies in the biotechnology industry at Immunome's stage including, but not limited to, risks associated with research, development, and manufacturing activities, uncertain results of preclinical and clinical testing, development of new technological innovations and products by competitors, dependence on key personnel, partners and third-party vendors, protection of proprietary technology, compliance with government regulations, regulatory approval of products and the ability to secure additional capital to fund operations.

Liquidity

The Company has incurred significant operating losses since inception and expects to continue to incur losses from operations for the foreseeable future as it pursues development and seeks regulatory approval of its therapeutic candidates and other programs. As of March 31, 2026, the Company had an accumulated deficit of $782.0 million, and cash and cash equivalents of $582.7 million. The Company has not generated any product revenue to date and does not expect to generate product revenue until it successfully completes development and obtains regulatory approval for at least one of its product candidates.

Through March 31, 2026, the Company has funded its operations primarily through sales of equity securities. The Company expects that its existing cash and cash equivalents at March 31, 2026 will be sufficient to fund its current and planned operating expenses and capital expenditures for at least 12 months from the filing date of this Quarterly Report on Form 10-Q. Beyond that date, the Company may need to raise additional capital through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements to achieve its longer-term business objectives.

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the accounting principles generally accepted in the United States, or GAAP, and following the requirements of the Securities and Exchange Commission, or the SEC, for interim reporting. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and related notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2026, which provide a more complete discussion of the Company’s accounting policies and certain other information. The December 31, 2025 condensed consolidated balance sheet has been derived from the Company’s annual financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and include all adjustments that management believes to be necessary for a fair presentation of the Company’s financial information. Interim results are not necessarily indicative of results for a full year or any future interim period.

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

Restricted cash

Restricted cash represents collateral provided for letters of credit issued as a security deposit in connection with the Company’s leased facilities. Cash will be released from restriction upon termination of the associated lease and satisfaction of any applicable termination conditions. Restricted cash was $0.2 million and $0.2 million as of March 31, 2026 and December 31, 2025, respectively.

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

As the Company was in a net loss position for the three months ended March 31, 2026 and 2025, diluted net loss per share is the same as basic net loss per share because the effects of potentially dilutive securities are antidilutive.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive (on an as-converted basis):

	March 31,
	2026	2025
Stock options outstanding	16,218,110	11,498,848

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

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2026
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents:
Money market funds	1	$579,870	$—	$—	$579,870
Total financial assets		$579,870	$—	$—	$579,870

	December 31, 2025
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents:
Money market funds	1	$652,112	$—	$—	$652,112
Total financial assets		$652,112	$—	$—	$652,112

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

The Company determined that the Collaboration Agreement represents a contract with a customer and consists of one performance obligation to provide research and development services, or R&D services, to AbbVie. The Company determined the initial transaction price of the single performance obligation to be $30.0 million, as the variable consideration for additional R&D services, option exercise payments and development milestone payments were all subject to constraint at contract inception. Revenue from the Collaboration Agreement was recognized over the estimated performance of the R&D services using the cost-to-cost input method which the Company believed best depicted the transfer of control to the customer. Under the cost-to-cost input method, the extent of progress towards completion was measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the performance obligation. The Company recognized collaboration revenue of $2.9 million for the three months ended March 31, 2025. As of June 30, 2025, the Company had recognized all remaining revenue and costs associated with its performance obligation under the agreement. The Collaboration Agreement terminated pursuant to its terms in July 2025.

5. Balance sheet components

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Clinical development expenses	$9,363	$7,036
Manufacturing expenses	5,286	9,462
Compensation and related benefits	3,068	11,527
Development milestones	986	10,000
Other	3,175	3,626
Total accrued expenses and other current liabilities	$21,878	$41,651

6. Employee benefit plan

The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code, or the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company assumes all administrative costs of the 401(k) Plan and makes matching contributions as defined in the 401(k) Plan document. The Company made matching contributions to the 401(k) Plan of $0.6 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

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

In December 2025, the Company achieved a $10.0 million development milestone pursuant to the Ayala Purchase Agreement, which was accounted for as in-process research and development (IPR&D) expense in the Company's consolidated statement of operations and comprehensive loss for the year ended December 31, 2025. Under the Ayala Purchase Agreement, the Company may pay Ayala up to an additional $27.5 million in the aggregate upon the achievement of certain future regulatory and commercial milestone events. Any potential future milestone payment amounts will be accrued when the related contingency is resolved and the milestone consideration becomes payable.

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

Other asset acquisitions and license agreements

The Company has entered into or assumed various other asset purchase and license agreements to further acquire, discover, develop and commercialize certain targets, technologies and treatments. There was no IPR&D expense incurred under these agreements for the three months ended March 31, 2026 and 2025.

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

The Company recorded operating lease expense of $0.2 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively. Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. The Company incurred variable lease costs of $0.1 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.

Other information related to the Company’s operating leases was as follows:

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	7.00	7.25
Weighted-average discount rate	8.7%	8.7%

Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for operating lease liabilities	$242	$264

The Company’s future minimum lease payments were as follows as of March 31, 2026 (in thousands):

Years ending December 31,	Amount
2026 (represents remaining nine months in 2026)	$1,226
2027	2,330
2028	2,383
2029	2,437
2030	2,493
2031 and thereafter	5,819
Total lease payments	16,688
Less: imputed interest	(3,656)
Less: tenant improvement allowance not yet received	(9,338)
Present value of operating lease liabilities	$3,694

9. Common stock

The Company has reserved the following shares of common stock for issuance, on an as-converted basis, as follows:

	March 31, 2026	December 31, 2025
Stock options issued and outstanding under the Plans	16,218,110	15,856,758
Remaining shares available for issuance under the Plans	6,580,110	2,454,332
Remaining shares available for issuance under the ESPP	2,550,859	1,550,859
Total reserved common stock	25,349,079	19,861,949

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

2024 ATM Agreement

On May 14, 2024, the Company entered into an “at the market” sales agreement, or the 2024 ATM Agreement, with TD Securities (USA) LLC, or TD Cowen, as sales agent, pursuant to which the Company may offer and sell from time to time shares of its common stock having an aggregate offering price of up to $200.0 million, or the ATM Shares. The Company has agreed to pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from any ATM Shares sold through the 2024 ATM Agreement. As of March 31, 2026, the Company had sold an aggregate of 6,655,587 shares of common stock under the 2024 ATM Agreement for gross proceeds of $65.9 million and net proceeds of approximately $64.5 million, with approximately $134.1 million remaining available for future offerings. No shares of common stock were sold under the 2024 ATM Agreement during the three months ended March 31, 2026 and 2025.

10. Share-based compensation

2020 Equity Incentive Plan

In September 2020, the Company adopted the 2020 Equity Incentive Plan, or the 2020 Plan, which supersedes all prior equity incentive plans. On January 1, 2026, the number of shares available for future issuance under the 2020 Plan increased by 4,525,327 shares. As of March 31, 2026, there were 5,094,182 shares available for issuance under the 2020 Plan.

In October 2023, the Company completed its merger with Morphimmune, Inc. and assumed the Morphimmune 2020 Equity Incentive Plan, or the Morphimmune Plan. There were 558,377 shares available for issuance under the Morphimmune Plan as of March 31, 2026.

2024 Inducement Plan

In October 2024, the Company adopted the 2024 Inducement Plan, or the 2024 Plan, and reserved 2,000,000 shares of the Company’s common stock to be used exclusively for grants of equity awards to individuals that were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company. In May 2025, the Compensation Committee of the Board of Directors of the Company approved an amendment to the 2024 Plan increasing the aggregate shares reserved under the 2024 Plan from 2,000,000 to 3,500,000. The terms and conditions of the 2024 Plan are substantially similar to the Company’s 2020 Plan. As of March 31, 2026, there were 927,551 shares available for issuance under the 2024 Plan.

Stock options granted for Chief Executive Officer

In June 2023, Clay Siegall, Ph.D. was granted 2,137,080 options to purchase shares of the Company’s common stock, or the Inducement Grant.

The Inducement Grant, the Morphimmune Plan, the 2024 Plan and the 2020 Plan are collectively referred to as the Plans.

2020 Employee Stock Purchase Plan

The Company adopted the 2020 Employee Stock Purchase Plan, or ESPP, in September 2020. On January 1, 2026, the shares of common stock authorized for issuance under the ESPP increased by 1,000,000 shares. As of March 31, 2026, there were 2,550,859 shares available for issuance under the ESPP. No shares of common stock have been issued under the ESPP as of March 31, 2026.

Stock options

A summary of option activity under the Plans during the three months ended March 31, 2026 is as follows:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	15,856,758	$10.15	8.49	$180,668
Granted	500,000	22.53
Exercised	(38,197)	6.00
Forfeited	(100,451)	10.09
Expired	—	—
Outstanding at March 31, 2026	16,218,110	$10.54	8.29	$184,915
Exercisable at March 31, 2026	6,362,911	$8.48	7.50	$85,576

Aggregate intrinsic value in the above table is calculated as the difference between the exercise price of the options and the Company’s fair value of its common stock as of period end.

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2026 and 2025 was $17.79 and $7.76 per share, respectively. The aggregate intrinsic value of options exercised during the three months ended March 31, 2026 and 2025 was $0.5 million and $2.1 million, respectively.

The weighted average assumptions used in the Black-Scholes option-pricing model for stock options granted were:

	Three Months Ended March 31,
	2026	2025
Expected volatility	96.1%	90.4%
Risk-free interest rate	3.8%	4.3%
Expected term (in years)	6.08	6.08
Expected dividend yield	—%	—%

Share-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$3,711	$2,434
General and administrative	4,242	3,269
Total share-based compensation expense	$7,953	$5,703

Unrecognized share-based compensation related to stock options was $81.7 million as of March 31, 2026 and is expected to be recognized over a weighted average period of 2.8 years.

11. Segment information

The Company has one operating and reportable segment related to the development of targeted oncology therapies. The segment has historically derived its revenues from research and development collaborations.

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

The table below is a summary of the segment net loss, including significant segment expense categories (in thousands):

	Three Months Ended March 31,
	2026	2025
Collaboration revenue	$—	$2,926
Less:
Direct research and development expenses(1)
Varegacestat	9,832	14,387
IM-1021	3,864	3,067
IM-3050	1,307	1,033
IM-1617	838	375
Other direct research and development	9,971	4,673
Indirect research and development(2)	16,314	10,337
General and administrative(3)	8,649	7,376
Other segment expenses(4)	8,556	6,314
Total operating expenses	59,331	47,562
Loss from operations	(59,331)	(44,636)
Interest income	5,492	2,996
Net loss	$(53,839)	$(41,640)

(1)
Direct research and development expenses include external costs, such as costs related to laboratory materials and services, manufacturing, outsourced research, product development, and clinical trial costs, including fees paid to investigators, consultants, central laboratories and CROs for specific product candidates.
(2)
Indirect research and development expenses include certain overhead expenses, and personnel salary and benefit costs, excluding share-based compensation costs.
(3)
General and administrative expenses include legal fees, professional fees for accounting, auditing, tax and consulting services, insurance costs, travel, certain overhead expenses and personnel salary and benefit costs, excluding share-based compensation.
(4)
Other segment expenses include non-cash share-based compensation costs and depreciation and amortization.

For the three months ended March 31, 2026, the Company revised the presentation of its significant segment expense categories to align with how the CODM currently evaluates the Company's financial performance. Prior period amounts have been reclassified to conform to the current year presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025. Unless otherwise indicated, all references in this Quarterly Report on Form 10-Q to “Immunome,” the “company,” “we,” “our,” “us” or similar terms refer to Immunome, Inc. and its subsidiary.

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

We are advancing a pipeline that includes four clinical assets and two preclinical assets. Varegacestat, formerly AL102, is an investigational, oral, once-daily gamma secretase inhibitor, or GSI. In December 2025, we announced positive topline results from the global pivotal Phase 3 RINGSIDE trial of varegacestat in patients with progressing desmoid tumors. We submitted a new drug application, or NDA, for varegacestat in April 2026, and we plan to submit a marketing authorization application, or MAA, with the European Medicines Agency, or EMA, by the end of 2026. IM-1021, a receptor tyrosine kinase-like orphan receptor 1, or ROR1, antibody-drug conjugate, is currently under evaluation in a Phase 1 trial. In November 2025, we reported observed objective responses at multiple dose levels in B-cell lymphoma patients treated with IM-1021, and we plan to share initial lymphoma data in 2026. IM-3050 is a fibroblast activation protein, or FAP, targeted radioligand therapy, or RLT. In March 2026, we initiated the first site for a Phase 1 trial of IM-3050 in patients with FAP-expressing solid tumors. IM-1617, a first-in-class ADC, received initial new drug, or IND, clearance in April 2026, and we plan to initiate a Phase 1 trial in the second quarter of 2026. Our preclinical assets include two solid tumor ADCs with anticipated 2026 IND submissions: IM-1340, and IM-1335.

Our pipeline also includes numerous early-stage ADCs produced by our internal discovery efforts, providing opportunities for additional IND submissions in 2027 and beyond. Our approach to discovery centers on designing ADCs against novel or underexplored targets, which we believe provides a path to significant clinical benefit and meaningful market opportunities. HC74, our differentiated, novel topoisomerase 1, or TOP1, inhibitor payload, supports this strategy, and we have efforts underway to develop additional linkers and payloads with favorable safety and efficacy profiles. We believe that combining novel targets with a broad toolbox of linkers and payloads supports our mission to design and develop a diverse pipeline of ADCs that address unmet medical need.

Our current programs

Varegacestat (formerly AL102)

Our lead clinical asset is varegacestat, an investigational, oral, once-daily GSI therapy under evaluation for the treatment of desmoid tumors. In December 2025, we reported positive Phase 3 RINGSIDE (Part B) topline results showing that the study met all primary and key secondary endpoints. Varegacestat achieved the primary endpoint of progression free survival, delivering an 84% reduction in the risk of disease progression or death versus placebo (HR=0.16, p<0.0001). The confirmed objective response rate, or ORR, based on RECIST v1.1 was 56% with varegacestat vs. 9% with placebo (p<0.0001), as assessed by blinded independent central review. In an exploratory analysis, varegacestat demonstrated a median best change in tumor volume of -83% vs. +11% with placebo, as assessed by blinded independent central review. In addition, the trial met all key secondary endpoints, with varegacestat achieving statistically significant improvements vs. placebo in landmark tumor volume reduction and worst pain intensity. The Phase 3 RINGSIDE topline and Phase 2 RINGSIDE data also show that varegacestat has a safety profile consistent with other GSI therapies. We acquired varegacestat from Ayala Pharmaceuticals, Inc., or Ayala, in March 2024. We submitted an NDA for varegacestat in April 2026, and we plan to submit an MAA with the EMA by the end of 2026.

IM-1021 (Solid Tumor and B-Cell Lymphoma ADC)

IM-1021 is a ROR1 ADC that incorporates HC74, our proprietary TOP1i payload. ROR1 is expressed in both hematologic malignancies and solid tumors with limited normal tissue expression. Previous ADCs targeting ROR1 have demonstrated clinical activity. We believe that IM-1021 may provide improved therapeutic index as compared to other ROR1-targeted ADCs in development. The Phase 1 clinical trial is ongoing, with objective responses observed in participants with B-cell lymphomas at multiple dose levels. We expect to present initial lymphoma data for IM-1021 in 2026.

IM-3050 (FAP Radioligand Therapy)

IM-3050 is a FAP-targeted lutetium-177, Lu-177 or 177Lu, RLT product candidate for the treatment of solid tumors. FAP is a cell surface protease that serves as a tumor-specific marker due to its broad expression on cancer associated fibroblasts, the most common tumor stromal cell. FAP is expressed in 75% of solid tumors. IM-3050 is designed to deliver radioactive 177Lu directly to FAP-expressing cells, where the “bystander” effect of the radiation may damage or kill nearby tumor cells. We believe this RLT approach could overcome the limitations, such as poor internalization and low expression on tumor cells, that make FAP an unsuitable target for ADCs. In vivo data show single dose antitumor activity and tolerability. In March 2026, we initiated the first site for a Phase 1 trial of IM-3050 in patients with FAP-expressing solid tumors.

IM-1617 (Solid Tumor ADC)

IM-1617 is a potential first-in-class ADC that targets an undisclosed receptor that is preferentially expressed in a broad array of solid tumors, including colorectal cancer, or CRC, non-small cell lung cancer, or NSCLC, and breast and ovarian cancers. The target is a receptor tyrosine kinase that promotes tumor cell survival and mediates immune cell exclusion, providing potential for a secondary mechanism of action. We received IND clearance for this program in April 2026 and plan to initiate a Phase 1 trial in the second quarter of 2026.

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

Results of operations

Comparison of the three months ended March 31, 2026 and 2025

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Collaboration revenue	$—	$2,926	$(2,926)
Operating expenses:
Research and development(1)	46,381	36,872	9,509
General and administrative(1)	12,950	10,690	2,260
Total operating expenses	59,331	47,562	11,769
Loss from operations	(59,331)	(44,636)	(14,695)
Interest income	5,492	2,996	2,496
Net loss	$(53,839)	$(41,640)	$(12,199)

(1)
Amounts include non-cash share-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Research and development	$3,711	$2,434	$1,277
General and administrative	4,242	3,269	973
Total share-based compensation expense	$7,953	$5,703	$2,250

Collaboration revenue

There was no collaboration revenue for the three months ended March 31, 2026. Collaboration revenue for the three months ended March 31, 2025 related to certain research and development activities allocated to AbbVie. As of June 30, 2025, we had recognized all revenue and costs associated with our performance obligation under the agreement.

Research and development expenses

Research and development expenses increased by $9.5 million, from $36.9 million for the three months ended March 31, 2025 to $46.4 million for the three months ended March 31, 2026.

The table below summarizes the components of our research and development expenses for the periods presented (in thousands). For the three months ended March 31, 2026, we revised the presentation of our research and development expenses in the table below to align with how management evaluates our research programs and expenses. Prior period amounts have been reclassified to conform to the current year presentation.

	Three Months Ended March 31,
	2026	2025	Change
Direct research and development
Varegacestat (1)	$9,832	$14,387	$(4,555)
IM-1021 (2)	3,864	3,067	797
IM-3050 (3)	1,307	1,033	274
IM-1617 (4)	838	375	463
Other (5)	9,971	4,673	5,298
Indirect research and development (6)	20,569	13,337	7,232
Total	$46,381	$36,872	$9,509

(1)
The decrease for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was due primarily to a decrease in clinical trial activities following the readout of topline data for our Phase 3 trial in December 2025.
(2)
The increase for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was due primarily to an increase in clinical trial activities associated with our Phase 1 trial.
(3)
The increase for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was due primarily to an increase in activities associated with our planned Phase 1 trial.
(4)
The increase for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was due primarily to IND-enabling and clinical trial activities associated with our planned Phase 1 trial.
(5)
The increase for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was due primarily to increased IND-enabling activities for our product candidates.
(6)
The increase for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was due primarily to an increase in personnel related costs, including share-based compensation, in support of our product candidates and discovery programs.

General and administrative expenses

General and administrative expenses increased by $2.3 million, from $10.7 million for the three months ended March 31, 2025 to $13.0 million for the three months ended March 31, 2026. The increase was primarily a result of a $1.8 million increase in personnel-related costs from an increase in headcount, including a $1.0 million increase in share-based compensation.

Interest income

Interest income increased by $2.5 million from $3.0 million for the three months ended March 31, 2025 to $5.5 million for the three months ended March 31, 2026. The increase was primarily a result of higher cash and cash equivalent balances, partially offset by lower interest rates during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

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

To date, we have not generated any revenue from the commercial sale of products and do not expect to generate revenue from commercial sales unless and until we receive marketing approval for one or more of our product candidates. Since inception, we have incurred significant operating losses and negative cash flows from operations. Our net losses were $53.8 million and $41.6 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had cash and cash equivalents of $582.7 million and an accumulated deficit of $782.0 million.

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

In May 2024, we entered into an “at the market” sales agreement, or the 2024 ATM Agreement, with TD Securities (USA) LLC, or TD Cowen, as sales agent, pursuant to which we may offer and sell from time to time shares of our common stock having an aggregate offering price of up to $200.0 million, or the ATM Shares. We have agreed to pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from any ATM Shares sold through the 2024 ATM Agreement. As of March 31, 2026, we had sold an aggregate of 6,655,587 shares of common stock under the 2024 ATM Agreement for gross proceeds of $65.9 million and net proceeds of approximately $64.5 million, with approximately $134.1 million remaining available for future offerings. No shares of common stock were sold under the 2024 ATM Agreement during the three months ended March 31, 2026 and 2025.

Cash flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash used in operating activities	$(58,638)	$(53,055)
Cash (used in) provided by investing activities	(12,016)	5,089
Cash (used in) provided by financing activities	(135)	162,228
Net (decrease) increase in cash and cash equivalents and restricted cash	$(70,789)	$114,262

Operating activities

Net cash used in operating activities for the three months ended March 31, 2026 was $58.6 million, consisting primarily of our net loss of $53.8 million and a net change in operating assets and liabilities of $13.6 million, partially offset by noncash charges of $8.8 million. The noncash charges primarily consisted of $8.0 million of share-based compensation. The change in operating assets and liabilities primarily consisted of an increase in accounts payable of $1.4 million, an increase in prepaid expenses and other assets of $5.1 million, and a decrease in accrued expenses and other current liabilities of $9.7 million.

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

Investing activities

Net cash used in investing activities for the three months ended March 31, 2026 was $12.0 million, consisting of $9.0 million in payments related to in-process research and development (IPR&D) assets included in accrued expenses and other current liabilities as of December 31, 2025, and $3.0 million of purchases of property and equipment.

Net cash provided by investing activities for the three months ended March 31, 2025 was $5.1 million, consisting of $15.0 million from maturities of marketable securities, partially offset by $6.2 million of upfront and milestone payments related to IPR&D assets and $3.7 million of purchases of property and equipment.

Financing activities

Net cash used in financing activities for the three months ended March 31, 2026 was $0.1 million, consisting of $0.4 million in payments related to offering costs from the December 2025 financing accrued as of December 31, 2025, partially offset by $0.2 million from the exercise of options.

Net cash provided by financing activities for the three months ended March 31, 2025 was $162.2 million, consisting of gross proceeds of $172.5 million from the January 2025 financing and $0.2 million from the exercise of options, partially offset by offering costs of $10.5 million from the January 2025 financing.

Funding requirements

We expect our expenses to increase substantially in connection with our ongoing and future activities, particularly as we advance and expand our clinical development of varegacestat, seek regulatory approval for varegacestat, prepare for the commercialization of varegacestat, if approved, advance the clinical development of IM-1021, IM-3050, and IM-1617, continue the development of our other current product candidates and any future product candidates, and continue to pursue our business development strategy. We expect that our primary uses of capital will be for the potential commercial launch of varegacestat for the treatment of desmoid tumors, if approved, continued commercial development and manufacturing scale-up for varegacestat, continued clinical and preclinical development of other pipeline assets, as well as for working capital and other general corporate purposes including potential strategic transactions, legal and other regulatory compliance expenses, compensation and related expenses, risk management and general overhead costs.

We expect that our existing cash and cash equivalents as of March 31, 2026 will be sufficient to fund our current and planned operating expenses and capital expenditures for at least 12 months from the filing date of this Quarterly Report on Form 10-Q. We will need additional financing to support our continuing operations and pursue our research and development strategy and commercialization of varegacestat, if approved. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our programs and product candidates.

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

Critical accounting policies and estimates

There have been no material changes in our critical accounting policies and estimates from those disclosed in our Form 10-K for the fiscal year ended December 31, 2025. For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical accounting policies and estimates” in Part II, Item 7 of our Form 10-K for the fiscal year ended December 31, 2025.

Recent accounting pronouncements

See Note 2, Summary of significant accounting policies, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of March 31, 2026, we had cash and cash equivalents of $582.7 million, which consisted of bank deposits and money market funds. The primary objective of our investment activities is to preserve capital to fund our operations while earning a low-risk return. Because money market funds generally invest in highly liquid, short-term instruments, we believe that our exposure to interest rate risk is not significant, and a hypothetical 10% change in market interest rates during any of the periods presented would not have had a significant impact on the total value of our portfolio or expected interest income. As of March 31, 2026, we had no investments in debt securities and had no outstanding debt.

Foreign Currency Sensitivity

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we do contract with vendors that are located outside of the United States and may be subject to fluctuations in foreign currency rates. We may enter into additional contracts with vendors located outside of the United States in the future, which may increase our foreign currency exchange risk. We believe that, if a 10.0% change in foreign currency exchange rates were to have occurred on March 31, 2026, this change would not have had a material effect on our financial statements.

Inflation Risk

Inflation generally affects us by increasing our costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during any periods presented herein.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of March 31, 2026, were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
We have submitted an NDA for one of our product candidates, but we have not submitted a Biologics License Application, or BLA, obtained FDA approval for marketing, or successfully commercialized a product, and we may be unable to do so.
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

RISK FACTORS

As noted throughout this Quarterly Report on Form 10-Q, or this Quarterly Report, we are subject to a number of risks and uncertainties. You should consider and read carefully all the risks and uncertainties described below, as well as other information included in this Quarterly Report, including our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and our “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” The risks and uncertainties described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment. This Quarterly Report also contains forward-looking statements and estimates. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. We have marked with an asterisk (*) those risk factors that were not included as separate risk factors in, or reflect changes from the similarly titled risk factors included in, Item 1A of our Annual Report on Form 10-K, filed with the SEC on March 3, 2026. References to “we,” “us,” and “our” in this section refer to Immunome and its subsidiaries.

Risks Related to Our Business

We are a biopharmaceutical company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.*

We are a biotechnology company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, raising capital, pursuing strategic transactions, building our management team and building our intellectual property portfolio, and we have incurred significant operating losses. As of March 31, 2026, we had an accumulated deficit of $782.0 million. Our net loss for the year ended December 31, 2025 was $212.4 million and $53.8 million for the three months ended March 31, 2026. To date, we have not generated any revenue from product sales, and we have not identified or sought or obtained regulatory approval for the marketing or sale of any product. Furthermore, we may not generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development activities and the regulatory approval process for our programs and product candidates.

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

We have submitted an NDA for one of our product candidates, but we have not submitted a Biologics License Application, or BLA, obtained FDA approval for marketing, or successfully commercialized a product, and we may be unable to do so.*

As an organization, we have not yet demonstrated an ability to obtain regulatory approvals for marketing, manufacture a commercial-scale product, conduct sales and marketing activities necessary for successful commercialization, or arrange for a third party to do any of the foregoing on our behalf. Prior to obtaining approval to commercialize a product candidate in the United States or elsewhere, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Except for our recently completed Phase 3 RINGSIDE trial for varegacestat, we have not previously completed any clinical trials for any of our current product candidates. We also have limited experience as a company in preparing and submitting marketing applications and, although we recently submitted an NDA for varegacestat, we have not previously submitted a BLA, or foreign regulatory submission comparable to an NDA or BLA for any product candidate. In addition, we have had limited interactions with the FDA or other comparable foreign regulatory authorities and cannot be certain how many additional clinical trials of our product candidates will be required or how such additional trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to submission of an application for and obtaining regulatory approval of any of our product candidates. Notably, varegacestat’s prior development was largely conducted by Ayala. As a result, our assumptions about varegacestat’s potential are based in large part on the data generated from clinical trials conducted by Ayala as well as our own completion of the Phase 3 RINGSIDE trial, and we may observe materially and adversely different results in future clinical trials or commercial use. In addition, results from nonclinical studies and clinical trials can be interpreted in different ways. Further, even if we believe the nonclinical or clinical data for our product candidates is promising, compliance or data integrity issues may later arise and even if not, the data may not be sufficient to support approval by the FDA or comparable foreign regulatory authorities. Marketing approval or any other applications that we may submit may be delayed by several years or may require us to expend significantly more resources than we have available.

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

Based on our current operating plan, we expect that our existing cash and cash equivalents as of March 31, 2026 will be sufficient to fund our current and planned operating expenses and capital expenditures for at least 12 months from the filing date of this Quarterly Report on Form 10-Q. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development, pre-commercialization activities and other corporate activities. Because the length of time and activities associated with successful research and development of biotechnology products and the potential successful commercialization of any approved product is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

Any additional capital-raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and, if approved, commercialize our current and any future programs or product candidates. Additional funding may not be available on acceptable terms, or at all. As a result of the war between Russia and Ukraine, the conflict between the United States and Iran and more generally in the Middle East, bank failures, inflationary pressures on the economy and monetary policy responses taken by government agencies, including tariffs and the prospects of trade wars, and other macroeconomic and political factors, the global credit and financial markets have experienced and may in the future experience extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, and uncertainty about economic and geopolitical stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain in a timely manner on favorable terms or at all.

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

Risks Related to Our Discovery, Development and Regulatory Approval of Programs and Product Candidates

We may be unable to advance any of our product candidates into and through clinical development, obtain regulatory approvals and ultimately commercialize them, or we could experience significant delays in doing so.*

Some of our product candidates are in the early stages of development efforts, and we will need to continue to progress our product candidates through preclinical studies and submit INDs to the FDA or appropriate regulatory documents to applicable foreign authorities prior to initiating their clinical development. We have three early clinical stage assets that are currently or are expected to soon be under evaluation in Phase 1 trials. We have no products on the market that have gained regulatory approval and despite the positive results of the Phase 3 RINGSIDE trial and our NDA submission for varegacestat, the NDA may not be approved by the FDA. Our ability to generate revenue and achieve and sustain profitability depends on our ability to continue to identify programs and nominate product candidates, advance them into preclinical and clinical development and obtain regulatory approvals for and successfully commercializing them, either alone or through a collaboration.

Before obtaining regulatory approval for the commercial distribution of any product candidates, we, either alone or with or through a collaborator, must conduct extensive preclinical studies, followed by clinical trials to demonstrate their safety and efficacy in humans. We cannot be certain of the timely completion or outcome of our research and development activities or our planned clinical studies and cannot predict if the FDA or other regulatory authorities will ultimately support the further advancement of our product candidates. Most of our product candidates are in the early stages of development, other than varegacestat, which recently completed the Phase 3 RINGSIDE trial, and IM-1021, IM-3050 and IM-1617, which are Phase 1 clinical assets, and we are subject to the risks of failure inherent in the development of product candidates based on novel approaches, targets and mechanisms of action.

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

We may pursue particular programs or product candidates over others; these decisions may prove to be wrong and may adversely impact our business.*

In the natural course of progressing our product candidates, we may make decisions about prioritization that may prove to be incorrect. In addition, because we have limited financial and other resources, we may be limited in our ability to pursue all potential product candidates of interest, including IM-1021, IM-3050, IM-1617 and varegacestat, even if we would otherwise choose to do so if these limitations did not exist. For these reasons, we may fail to capitalize on viable opportunities. If we do not accurately evaluate the commercial potential or target market for a program or product candidate, we may relinquish valuable rights to it through partnership, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

We may fail to realize the business benefits anticipated as a result of completed or future strategic transactions.*

The success of our business strategy to pursue acquisitions and in-licenses of assets depends, in part, on our ability to successfully integrate, develop and advance the acquired assets. If we are unable to do so following the consummation of such transaction, the anticipated benefits of such transaction may not be realized fully or at all, or may take longer to realize than expected. Any failure to timely realize the anticipated benefits of our strategic transaction could have a material adverse effect on our business, operating results, financial condition and stock price. Furthermore, in connection with the consummation of such transactions, we may become responsible for unknown or contingent liabilities. These liabilities could include, among others, exposure to unexpected compliance and regulatory violations and issues, clinical trial design or contract manufacturing and supply issues or delays that may impact the timing to submit applications for regulatory approval, unanticipated obligations to vendors and other creditors and other problems that could result in significant costs and delays to us. All these factors could decrease or delay the expected accretive effect of the transactions, negatively impact our stock price, or have a material adverse effect on our business, financial condition and results of operations.

Clinical trials are expensive, time-consuming and difficult to design and implement.*

Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For example, we will incur additional expenses related to our ongoing clinical trials and any future clinical trials. Additionally, because many of our product candidates are based on new technologies and discovery approaches, we expect that they will require extensive research and development and have substantial manufacturing and processing costs. In addition, costs to treat study participants and to treat potential side effects that may result from our product candidates may be significant. Accordingly, our clinical trial costs are likely to be high and could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Preliminary results from our preclinical studies and clinical trials that we announce or publish from time to time may change as more data become available and as the data undergo audit and verification procedures. Furthermore, clinical development has an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results and generally could be impacted by other factors beyond our control.*

From time to time, we may publish preliminary results from our preclinical studies and clinical trials. Interim results from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as enrollment continues and more data becomes available. Preliminary or top-line results also remain subject to audit and verification procedures that may result in the final data being materially different from the data we previously published or publish. As a result, preliminary and interim data should be viewed with caution until the final data is available.

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

It is impossible to predict when or if any of our programs or product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities, we must, as applicable, complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy in humans. Clinical testing can take many years to complete, and its outcome is inherently uncertain. The results of preclinical studies and early clinical trials of any of our product candidates may not be predictive of the results of later-stage clinical trials. In addition, product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of pharmaceutical companies have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials. In addition, other than the Phase 3 RINGSIDE trial, varegacestat’s prior development was not conducted by us, and we did not conduct many of the preclinical studies for IM-1021. As a result, our assumptions about the potential of these programs are based in large part on the data generated in preclinical studies and clinical trials conducted by these third parties. Results from preclinical studies and clinical trials can be interpreted in different ways. We may observe materially and adversely different results in any ongoing or future preclinical studies or clinical trials, or later discover errors or other issues with the data generated by these third parties.

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

With respect to varegacestat, we expect to compete with companies advancing treatments for desmoid tumors, including Merck KGaA (successor to SpringWorks Therapeutics, Inc.) and Parabilis Medicines, Inc. In November 2023, SpringWorks received FDA approval for its oral gamma secretase inhibitor, OGSIVEO® (nirogacestat), for the treatment of adult patients with progressing tumors who require systemic treatment. Parabilis is evaluating the small molecule zolucatetide in a Phase 1/2 study that includes patients with desmoid tumors. Desmoid tumor treatments also include surgery, hormonal therapy, cryotherapy, targeted therapy and chemotherapy. We cannot predict the nature or extent of any impact that the acquisition of SpringWorks by Merck KGaA will have on the competitive landscape for varegacestat.

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

We are not aware of any competitive ADC that pursues IM-1617's target. The most direct competition may come from other oncology companies pursuing the same indications that we may ultimately select for pivotal development.

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
•
we may not be able to find and retain suitable vendors, including CROs and clinical manufacturing organizations, for our development due to the limited number of suppliers qualified to work with radioactive material, which may present additional risks inherent to limited-source circumstances, including the risks associated with acquiring the required supply of diagnostic radiotracer, which delayed commencement of our Phase 1 clinical trial for IM-3050;
•
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

A Fast Track Designation from the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive regulatory approval.*

The FDA has granted Fast Track designation for varegacestat for progressing desmoid tumors. We intend to seek such designation for some or all of our additional product candidates. Drugs and biologic are eligible for Fast Track designation if they are intended, alone or in combination with one or more drugs or biologics, to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA or NDA is submitted, the application may be eligible for priority review. An NDA or BLA submitted for a Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA or BLA on a rolling basis before the complete application is submitted. If the sponsor provides a schedule for the submission of the sections of the NDA or BLA, the FDA agrees to accept sections of the NDA or BLA, as applicable, and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. The Trump administration is pursuing policies to reduce regulations and expenditures across government including at the U.S. Department of Health and Human Services, or HHS, the FDA, the Centers for Medicare & Medicaid Services, or CMS, and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy and personnel changes that create additional uncertainty for our business. These actions include, for example, (1) directing agencies to reduce workforce and program cuts; and (2) directing HHS to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Negotiation Program, and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; (4) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans; and (5) as part of the Make America Healthy Again Commission's Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager, or PBM, payment methodologies, among other things. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court's decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. We expect that additional state and federal health care reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for health care products and services, which could result in reduced demand for our product candidates or additional pricing pressures, or otherwise adversely impact our operations.

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

Even if we are able to commercialize any program or product candidate, the program and product candidate may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.*

We cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates or assure that coverage and reimbursement will be available for any product that we may develop. The regulations that govern marketing approvals, pricing and reimbursement for new drug and biological products vary widely from country to country. Some countries require approval of the sale price of a drug or biologic before it can be marketed. In many countries, the pricing review period begins after marketing or product approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. We are monitoring these regulations as several of our programs move into later stages of development, including varegacestat for which we submitted an NDA in the second quarter 2026; however, a majority of our programs are currently in the earlier stages of development and we will not be able to assess the impact of price regulations for a number of years. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that could delay our commercial launch of the product and negatively impact any potential revenues we may be able to generate from the sale of the product in that country and potentially in other countries due to reference pricing.

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

In addition, certain of our product candidates may require the development, manufacture or use of companion diagnostics or other specialized testing performed by third parties. We may rely on a limited number of vendors, or a single vendor, for such diagnostic or testing services, and any failure by these third parties to perform as expected, comply with applicable regulatory requirements, or maintain adequate capacity could delay, disrupt or prevent our clinical development programs, regulatory approval or commercialization efforts. For example, we currently rely on limited suppliers for our diagnostic radiotracer supply for IM-3050, and shipment of the radiotracer was delayed, impacting our ability to commence our Phase 1 clinical trial for IM-3050. Even if we succeed in identifying and contracting with one or more alternative suppliers, there is no guarantee that we will be able to avoid further delays.

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

Certain Chinese biotechnology companies, CROs and contract development and manufacturing organizations are subject to trade restrictions, tariffs, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could potentially impact services available for our research and development or our ability to secure the materials we need for our product candidates. The United States has recently passed legislation, namely the BIOSECURE Act to prohibit U.S. federal executive agencies from procuring or obtaining any biotechnology equipment or service produced or provided by a “biotechnology company of concern” or entering into or renewing a contract, loan, or grant with an entity that uses such biotechnology equipment or equipment. Specifically, the National Defense Authorization Act, or NDAA, for Fiscal Year 2026, which includes the BIOSECURE Act as an amendment, was signed into law by President Trump on December 18, 2025. The BIOSECURE Act prohibits the U.S. Government from procuring or obtaining biotechnology equipment or services produced or provided by a “biotechnology company of concern,” or BCC; entering into, extending, or renewing government contracts with an entity that directly or indirectly uses biotechnology equipment or services from a BCC in performance of that federal contract; and/or issuing grants or loans to purchase, obtain, or use biotechnology equipment or services produced by a BCC. The BIOSECURE Act also prohibits U.S. government loan and grant recipients from using federal loan or grant money to enter into contracts with entities that use equipment from BCCs in the performance of any federal prime contract or subcontract. Companies designated as a BCC include those that are identified on the U.S. Department of Defense’s annual List of Chinese Military Companies, also known as the 1260H List, and the U.S. Government also has the ability to designate entities as BCCs through a separate designation process. There is a “safe harbor” provision providing that the restrictions do not apply to equipment or services that were formerly but are no longer provided by a “biotechnology company of concern,” as well as a “grandfathering” provision providing that the prohibitions shall not apply for a five-year period to biotechnology equipment or services produced or provided under a contract or agreement entered into before the applicable effective date. Given the BIOSECURE Act, we may be restricted in our ability to work with certain Chinese biotechnology companies to the extent we would contract with, or otherwise receive funding from, the U.S. government.

Since we engage third party vendors located outside the United States, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or applicable foreign government, political unrest or unstable economic conditions. Any additional U.S. executive action, legislative action, or potential sanctions with China or any other country could materially impact our business and activities. Furthermore, U.S. executive agencies have the ability to designate entities and individuals on various governmental prohibited and restricted parties lists. Depending on the designation, potential consequences can range from a comprehensive prohibition on all transactions or dealings with designated parties, or a limited prohibition on certain types of activities, such as exports and financing activities, with designated parties. Additionally, geopolitical conditions could lead to tariffs on supplies and materials we use that are manufactured internationally, including in China. Any of these matters could materially and adversely affect our business and results of operations.

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

As of March 31, 2026, we had 206 full-time employees. The continued operation of our business and execution of our plans will require material additional staffing within the next twelve months. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to advance our ADC platform, develop our programs or product candidates or run our operations or to accomplish our objectives.

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

Pursuant to our 2020 Equity Incentive Plan, or 2020 Plan, our board of directors or committee thereof or, in accordance with applicable law, designated members of management are authorized to grant stock options to our employees, directors and consultants. In addition, pursuant to our 2024 Inducement Plan, as amended, our board of directors, or a committee thereof, is authorized to grant inducement awards to new hires as a material inducement to their employment with us. The aggregate number of shares of our common stock that may be issued pursuant to stock awards under our 2020 Plan as of March 31, 2026 shall not exceed 15,300,059 shares, and the aggregate number of shares of our common stock that may be issued pursuant to stock awards under our 2024 Inducement Plan, as amended, shall not exceed 3,500,000 shares.

Additionally, the number of shares of our common stock reserved for issuance under our 2020 Plan will automatically increase on January 1 of each year, beginning on January 1, 2021 and continuing through and including January 1, 2030, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. Additionally, pursuant to Morphimmune Inc.’s 2020 Equity Incentive Plan, or the Morphimmune Plan, the aggregate number of shares that may be issued pursuant to stock awards under the Morphimmune Plan as of March 31, 2026 may not exceed 2,822,308 shares. Although we did not initially anticipate issuing awards under the Morphimmune Plan, depending on our needs, we may in the future issue awards under the Morphimmune Plan. Additionally, on June 28, 2023, Clay Siegall was granted options to purchase shares of the Company’s common stock pursuant to an Inducement Grant. The aggregate number of stock awards that may be issued under the Inducement Grant may not exceed 2,137,080 shares.

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

General Risk Factors

Unfavorable global economic and political conditions, including tariffs and trade barriers, could adversely affect our business, financial condition or results of operations.*

The results of our operations could be adversely affected by general conditions in the global economy, the global financial markets and global political conditions. The United States and global economies are facing inflation, higher interest rates and potential recession. Furthermore, uncertainties associated with a severe or prolonged economic downturn, recessions or depressions, or political disruption such as potential trade wars, tariffs or wars and conflicts, including those between Ukraine and Russia and the conflicts between the United States and Iran and more generally in the Middle East, and other macroeconomic developments could result in a variety of risks to our business, including weakened demand for our product candidates, if approved, relationships with any vendors or business partners located in affected geographies and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption, including any international trade disputes, could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential products, if approved. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.

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

Changes in tax laws or regulations that are applied adversely to us or our vendors or collaborators may have a material adverse effect on our business, cash flow, financial condition or results of operations.*

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the U.S. government recently enacted the OBBBA, that (along with other recent U.S. federal tax reform) has resulted in significant changes to the taxation of business entities including, among other changes, changes to the taxation of income derived from international operations, changes in the deduction and amortization of research and development expenditures, and limitations on the deductibility of business interest. Future guidance from the Internal Revenue Service and other tax authorities with respect to any legislation may affect us, and certain aspects of such legislation could be repealed or modified or sunset in future years. The Trump administration and the U.S. Congress could also enact other tax law changes that could have an adverse effect on our operations, cash flows and results from operations and contribute to overall market volatility. In addition, it is uncertain if and to what extent various states will conform to federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine and Safety Disclosures

Not applicable.

Item 5. Other Information

The following table describes for the three months ended March 31, 2026 each trading arrangement under which the Company's officers, directors or director affiliated investment funds adopted, materially modified, or terminated any contracts, instructions, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Total Shares of Common Stock to be Sold	Expiration Date
Robert Lechleider, Chief Medical Officer	Termination	March 26, 2026	X		110,000	December 31, 2026
Robert Lechleider, Chief Medical Officer	Adoption	March 26, 2026	X		110,000	December 31, 2026
Kinney Horn, Chief Business Officer	Adoption	March 30, 2026	X		132,853	January 15, 2027
Isaac Barchas, Director	Adoption	March 31, 2026	X		11,048	March 15, 2027
ABHMC II LLC, Investor (4)	Adoption	March 31, 2026	X		408,504	December 31, 2027
Arsenal Bridge Venture II-B LLC, Investor (5)	Adoption	March 31, 2026	X		1,050	December 31, 2027

(1)
Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(2)
"Non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(3)
Represents the modification, as described in Rule 10b5-1(c)(1)(iv) under the Exchange Act, of a written plan adopted on December 24, 2025 that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(4)
The Rule 10b5-1 trading plan was adopted by ABHMC II LLC, or ABHMC. The shares held by ABHMC II LLC were received following an in-kind distribution of the Company's common stock from Arsenal Bridge Venture II, LLC, or ABV II, in accordance with its operating agreement. ABHMC is the managing member of ABV II. Mr. Barchas, a member of the Company's Board of Directors, is a managing member and holder of a power of attorney with the ability to exercise voting and investment power over the shares held by ABHMC. Mr. Barchas disclaims beneficial ownership of the shares covered by the Rule 10b5-1 trading plan, except to the extent of his pecuniary interest, if any.
(5)
The Rule 10b5-1 trading plan was adopted by Arsenal Bridge Venture II-B LLC, or ABV II-B. Mr. Barchas, a member of the Company's Board of Directors, is a co-founder and holder of a power of attorney with the ability to exercise voting and investment power over the shares held by ABV II-B. Mr. Barchas disclaims beneficial ownership of the shares covered by the Rule 10b5-1 trading plan, except to the extent of his pecuniary interest, if any.

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

3.4	Amended and Restated Bylaws of Immunome, Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed October 6, 2020).

10.1†	Amendment No. 3 to License Agreement, dated March 27, 2026, by and between the Company and Bristol-Myers Squibb Company.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive Data File (Form 10‑Q for the Quarterly Period ended March 31, 2026 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.” The instance document does not appear in the interactive file because its XBRL tags are embedded within the Inline XBRL document.

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

IMMUNOME, INC.
(Registrant)

Date: May 12, 2026	By:	/s/ Clay Siegall, Ph. D.
	Name:	Clay Siegall, Ph. D.
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2026	By:	/s/ Max Rosett
	Name:	Max Rosett
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)