Form 10-Q
period 2026-06-30
Immunome Inc.
filed 2026-08-11
CIK 1472012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

There were 113,577,629 shares of the registrant’s common stock outstanding as of August 6, 2026.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

IMMUNOME, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$217,706	$653,482
Marketable securities	302,290	—
Prepaid expenses and other current assets	18,453	7,295
Total current assets	538,449	660,777
Property and equipment, net	17,359	14,636
Operating right-of-use assets	3,942	2,978
Restricted cash	210	210
Other long-term assets	5,424	4,587
Total assets	$565,384	$683,188
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,996	$3,339
Accrued expenses and other current liabilities	29,717	41,651
Total current liabilities	35,713	44,990
Operating lease liabilities, net of current portion	4,588	3,855
Total liabilities	40,301	48,845
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at June 30, 2026 and December 31, 2025; 113,399,202 and 113,133,199 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	11	11
Additional paid-in capital	1,380,535	1,362,496
Accumulated other comprehensive loss	(333)	—
Accumulated deficit	(855,130)	(728,164)
Total stockholders’ equity	525,083	634,343
Total liabilities and stockholders’ equity	$565,384	$683,188

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOME, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Collaboration revenue	$—	$4,015	$—	$6,941
Operating expenses:
Research and development	59,885	40,451	106,266	77,323
General and administrative	18,250	10,042	31,200	20,732
Total operating expenses	78,135	50,493	137,466	98,055
Loss from operations	(78,135)	(46,478)	(137,466)	(91,114)
Interest income	5,008	3,081	10,500	6,077
Net loss	$(73,127)	$(43,397)	$(126,966)	$(85,037)
Net loss per share, basic and diluted	$(0.65)	$(0.50)	$(1.12)	$(1.02)
Weighted-average shares outstanding, basic and diluted	113,272,931	87,010,742	113,205,260	83,231,544
Comprehensive loss:
Net loss	$(73,127)	$(43,397)	$(126,966)	$(85,037)
Unrealized loss on marketable securities	(333)	(21)	(333)	(81)
Comprehensive loss	$(73,460)	$(43,418)	$(127,299)	$(85,118)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOME, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2025	113,133,199	$11	$1,362,496	$—	$(728,164)	$634,343
Share-based compensation expense	—	—	7,953	—	—	7,953
Exercise of stock options	38,197	—	229	—	—	229
Net loss	—	—	—	—	(53,839)	(53,839)
Balance at March 31, 2026	113,171,396	11	1,370,678	—	(782,003)	588,686
Share-based compensation expense	—	—	8,799	—	—	8,799
Exercise of stock options	227,806	—	1,058	—	—	1,058
Unrealized loss on marketable securities	—	—	—	(333)	—	(333)
Net loss	—		—	—	(73,127)	(73,127)
Balance at June 30, 2026	113,399,202	$11	$1,380,535	$(333)	$(855,130)	$525,083

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	64,460,829	$6	$696,872	$57	$(515,770)	$181,165
Share-based compensation expense	—	—	5,703	—	—	5,703
Issuance of common stock for public offering, net of commissions and offering costs of $10,755	22,258,064	3	161,742	—	—	161,745
Exercise of stock options	236,962	—	213	—	—	213
Unrealized loss on marketable securities	—	—	—	(60)	—	(60)
Net loss	—	—	—	—	(41,640)	(41,640)
Balance at March 31, 2025	86,955,855	9	864,530	(3)	(557,410)	307,126
Share-based compensation expense	—	—	5,347	—	—	5,347
Exercise of stock options	56,980	—	215	—	—	215
Unrealized loss on marketable securities	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	(43,397)	(43,397)
Balance at June 30, 2025	87,012,835	$9	$870,092	$(24)	$(600,807)	$269,270

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOME, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(126,966)	$(85,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,560	1,248
Amortization of right-of-use asset	354	198
Accretion of discounts on marketable securities	(446)	(2,023)
Share-based compensation expense	16,752	11,050
Loss on disposal of property and equipment	78	891
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(11,995)	(5,303)
Accounts payable	2,609	(8,758)
Accrued expenses and other current liabilities	(1,843)	(7,902)
Deferred revenue	—	(6,941)
Operating lease liabilities	(433)	121
Net cash used in operating activities	(120,330)	(102,456)
Cash flows from investing activities:
Purchases of in-process research and development assets	(9,014)	(6,246)
Purchases of marketable securities	(302,177)	(123,266)
Maturities of marketable securities	—	75,000
Purchases of property and equipment	(5,178)	(4,570)
Net cash used in investing activities	(316,369)	(59,082)
Cash flows from financing activities:
Proceeds from public offerings	—	172,500
Payment of offering costs	(364)	(10,755)
Proceeds from exercise of stock options	1,287	428
Net cash provided by financing activities	923	162,173
Net (decrease) increase in cash and cash equivalents and restricted cash	(435,776)	635
Cash and cash equivalents and restricted cash at beginning of period	653,692	143,451
Cash and cash equivalents and restricted cash at end of period	$217,916	$144,086
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$217,706	$143,876
Restricted cash	210	210
Total cash, cash equivalents, and restricted cash	$217,916	$144,086

IMMUNOME, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liability	$1,318	$—
Purchases of in-process research and development assets, including payments owed upon achievement of development milestones, in accounts payable and accrued expenses	$986	$—
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	$189	$1,287
Remeasurement of operating right-of-use asset and lease liability due to lease modification	$—	$811

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

Liquidity

The Company has incurred significant operating losses since inception and expects to continue to incur losses from operations for the foreseeable future as it pursues development and seeks regulatory approval of its therapeutic candidates and other programs. As of June 30, 2026, the Company had an accumulated deficit of $855.1 million, cash and cash equivalents of $217.7 million, and marketable securities of $302.3 million. The Company has not generated any product revenue to date and does not expect to generate product revenue until it successfully completes development and obtains regulatory approval for at least one of its product candidates.

Through June 30, 2026, the Company has funded its operations primarily through sales of equity securities. The Company expects that its existing cash, cash equivalents and marketable securities at June 30, 2026 will be sufficient to fund its current and planned operating expenses and capital expenditures for at least 12 months from the filing date of this Quarterly Report on Form 10-Q. Beyond that date, the Company may need to raise additional capital through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements to achieve its longer-term business objectives.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company maintains deposits in a financial institution in excess of government insured limits. Management believes that the Company is not exposed to significant credit risk as the Company’s deposits are held at a financial institution that management believes to be of high credit quality and the Company has not experienced any losses on these deposits.

Restricted cash

Restricted cash represents collateral provided for letters of credit issued as a security deposit in connection with the Company’s leased facilities. Cash will be released from restriction upon termination of the associated lease and satisfaction of any applicable termination conditions. Restricted cash was $0.2 million as of both June 30, 2026 and December 31, 2025.

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

As the Company was in a net loss position for the three and six months ended June 30, 2026 and 2025, diluted net loss per share is the same as basic net loss per share because the effects of potentially dilutive securities are antidilutive.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive (on an as-converted basis):

	June 30,
	2026	2025
Stock options outstanding	16,926,110	11,778,068

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

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2026
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents:
Money market funds	1	$159,122	$—	$—	$159,122
U.S. treasury securities	2	55,994	—	—	55,994
Marketable securities:
U.S. treasury securities	2	302,623	—	(333)	302,290
Total financial assets		$517,739	$—	$(333)	$517,406

	December 31, 2025
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents:
Money market funds	1	$652,112	$—	$—	$652,112
Total financial assets		$652,112	$—	$—	$652,112

As of June 30, 2026, marketable securities had contractual maturities ranging from 5 to 11 months.

Accrued interest receivable on the Company's cash equivalents and marketable securities was $2.7 million and $1.3 million as of June 30, 2026 and December 31, 2025, respectively, and is included in prepaid expenses and other current assets on the condensed consolidated balance sheets. As of June 30, 2026, the Company considers the unrealized losses in its investment portfolio to be temporary in nature and not due to credit losses. The Company has the intent and ability to hold such marketable securities until their maturity at fair value. As a result, the Company did not record any charges for impairments for its marketable securities or accrued interest receivable for the six months June 30, 2026 and for the year ended December 31, 2025.

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

The Company determined that the Collaboration Agreement represents a contract with a customer and consists of one performance obligation to provide research and development services, or R&D services, to AbbVie. The Company determined the initial transaction price of the single performance obligation to be $30.0 million, as the variable consideration for additional R&D services, option exercise payments and development milestone payments were all subject to constraint at contract inception. Revenue from the Collaboration Agreement was recognized over the estimated performance of the R&D services using the cost-to-cost input method which the Company believed best depicted the transfer of control to the customer. Under the cost-to-cost input method, the extent of progress towards completion was measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the performance obligation. The Company recognized collaboration revenue of $4.0 million and $6.9 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2025, the Company had recognized all remaining revenue and costs associated with its performance obligation under the agreement. The Collaboration Agreement terminated pursuant to its terms in July 2025.

5. Balance sheet components

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Clinical development expenses	$12,048	$7,036
Manufacturing expenses	7,133	9,462
Compensation and related benefits	6,168	11,527
Development milestones	986	10,000
Operating lease liabilities, current portion	152	—
Other	3,230	3,626
Total accrued expenses and other current liabilities	$29,717	$41,651

6. Employee benefit plan

The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code, or the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company assumes all administrative costs of the 401(k) Plan and makes matching contributions as defined in the 401(k) Plan document. The Company made matching contributions to the 401(k) Plan of $0.3 million and $0.9 million for the three and six months ended June 30, 2026, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2025, respectively.

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

Other asset acquisitions and license agreements

The Company has entered into or assumed various other asset purchase and license agreements to further acquire, discover, develop and commercialize certain targets, technologies and treatments. There was no IPR&D expense incurred under these agreements for each of the three and six months ended June 30, 2026 and 2025.

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

8. Leases

Between October 2023 and June 2025, the Company entered into, and amended, facilities leases for approximately 53,000 square feet of office and laboratory space in Bothell, Washington. As part of the amended lease agreements, the Company has the right to receive tenant improvement allowances in the aggregate of up to $9.3 million for leasehold improvements, which are accounted for as lease incentives. The Bothell lease expires on March 31, 2033, and includes two five-year renewal options that are not included in the lease term as it is not reasonably certain that they will be exercised.

In April 2026, the Company entered into an additional lease for approximately 16,000 square feet of office space in Bothell, Washington. The lease expires on August 31, 2031 and includes one five-year renewal option that is not included in the lease term as it is not reasonably certain that it will be exercised.

The Company recorded operating lease expense of $0.3 million and $0.5 million for the three and six months ended June 30, 2026, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2025, respectively. Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. The Company incurred variable lease costs of $0.2 million and $0.3 million for the three and six months ended June 30, 2026, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively.

Other information related to the Company’s operating leases was as follows:

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	6.30	7.25
Weighted-average discount rate	8.8%	8.7%

Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash paid for operating lease liabilities	$621	$245

The Company’s future minimum lease payments were as follows as of June 30, 2026 (in thousands):

Years ending December 31,	Amount
2026 (represents remaining six months in 2026)	$954
2027	2,659
2028	2,720
2029	2,782
2030	2,846
2031 and thereafter	6,054
Total lease payments	18,015
Less: imputed interest	(3,937)
Less: tenant improvement allowance not yet received	(9,338)
Present value of operating lease liabilities	$4,740

The Company received $6.8 million of the tenant improvement allowance in July 2026.

9. Common stock

The Company has reserved the following shares of common stock for issuance, on an as-converted basis, as follows:

	June 30, 2026	December 31, 2025
Stock options issued and outstanding under the Plans	16,926,110	15,856,758
Remaining shares available for issuance under the Plans	7,144,304	2,454,332
Remaining shares available for issuance under the ESPP	2,550,859	1,550,859
Total reserved common stock	26,621,273	19,861,949

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

2024 ATM Agreement

On May 14, 2024, the Company entered into an “at the market” sales agreement, or the 2024 ATM Agreement, with TD Securities (USA) LLC, or TD Cowen, as sales agent, pursuant to which the Company may offer and sell from time to time shares of its common stock having an aggregate offering price of up to $200.0 million, or the ATM Shares. The Company has agreed to pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from any ATM Shares sold through the 2024 ATM Agreement. As of June 30, 2026, the Company had sold an aggregate of 6,655,587 shares of common stock under the 2024 ATM Agreement for gross proceeds of $65.9 million and net proceeds of approximately $64.5 million, with approximately $134.1 million remaining available for future offerings. No shares of common stock were sold under the 2024 ATM Agreement during the six months ended June 30, 2026.

10. Share-based compensation

2020 Equity Incentive Plan

In September 2020, the Company adopted the 2020 Equity Incentive Plan, or the 2020 Plan, which supersedes all prior equity incentive plans. On January 1, 2026, the number of shares available for future issuance under the 2020 Plan increased by 4,525,327 shares. As of June 30, 2026, there were 5,082,167 shares available for issuance under the 2020 Plan.

In October 2023, the Company completed its merger with Morphimmune, Inc. and assumed the Morphimmune 2020 Equity Incentive Plan, or the Morphimmune Plan. There were 558,377 shares available for issuance under the Morphimmune Plan as of June 30, 2026.

2024 Inducement Plan

In October 2024, the Company adopted the 2024 Inducement Plan, or the 2024 Plan, to be used exclusively for grants of equity awards to individuals that were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company. In May 2026, the Compensation Committee of the Board of Directors of the Company approved an amendment to the 2024 Plan increasing the aggregate shares reserved under the 2024 Plan from 3,500,000 to 5,000,000. The terms and conditions of the 2024 Plan are substantially similar to the Company’s 2020 Plan. As of June 30, 2026, there were 1,503,760 shares available for issuance under the 2024 Plan.

Stock options granted for Chief Executive Officer

In June 2023, Clay Siegall, Ph.D. was granted 2,137,080 options to purchase shares of the Company’s common stock, or the Inducement Grant.

The Inducement Grant, the Morphimmune Plan, the 2024 Plan and the 2020 Plan are collectively referred to as the Plans.

2020 Employee Stock Purchase Plan

The Company adopted the 2020 Employee Stock Purchase Plan, or ESPP, in September 2020. On January 1, 2026, the shares of common stock authorized for issuance under the ESPP increased by 1,000,000 shares. As of June 30, 2026, there were 2,550,859 shares available for issuance under the ESPP. No shares of common stock have been issued under the ESPP as of June 30, 2026.

Stock options

A summary of option activity under the Plans during the six months ended June 30, 2026 is as follows:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	15,856,758	$10.15	8.49	$180,668
Granted	1,550,882	22.01
Exercised	(266,003)	4.84
Forfeited	(212,340)	11.37
Expired	(3,187)	13.43
Outstanding at June 30, 2026	16,926,110	$11.31	8.16	$170,140
Exercisable at June 30, 2026	6,829,154	$8.86	7.32	$84,880

Aggregate intrinsic value in the above table is calculated as the difference between the exercise price of the options and the Company’s fair value of its common stock as of period end.

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2026 and 2025 was $17.31 and $6.35 per share, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2026 and 2025 was $4.1 million and $2.2 million, respectively.

The weighted average assumptions used in the Black-Scholes option-pricing model for stock options granted were:

	Six Months Ended June 30,
	2026	2025
Expected volatility	95.2%	85.0%
Risk-free interest rate	4.0%	4.1%
Expected term (in years)	6.05	5.98
Expected dividend yield	—%	—%

Share-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$4,161	$2,233	$7,872	$4,667
General and administrative	4,638	3,114	8,880	6,383
Total share-based compensation expense	$8,799	$5,347	$16,752	$11,050

Unrecognized share-based compensation related to stock options was $89.8 million as of June 30, 2026 and is expected to be recognized over a weighted average period of 2.8 years.

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

The table below is a summary of the segment net loss, including significant segment expense categories (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Collaboration revenue	$—	$4,015	$—	$6,941
Less:
Direct research and development expenses(1)
Varegacestat	10,717	12,733	20,549	27,120
IM-1021	6,347	1,728	10,211	4,795
IM-1617	2,029	3,556	2,867	3,931
IM-3050	1,556	1,012	2,863	2,045
Other direct research and development	13,865	5,493	23,836	10,165
Indirect research and development(2)	20,393	13,115	36,707	23,453
General and administrative(3)	13,472	6,873	22,121	14,248
Other segment expenses(4)	9,756	5,983	18,312	12,298
Total operating expenses	78,135	50,493	137,466	98,055
Loss from operations	(78,135)	(46,478)	(137,466)	(91,114)
Interest income	5,008	3,081	10,500	6,077
Net loss	(73,127)	$(43,397)	$(126,966)	$(85,037)

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

For the three and six months ended June 30, 2026, the Company revised the presentation of its significant segment expense categories to align with how the CODM currently evaluates the Company's financial performance. Prior period amounts have been reclassified to conform to the current year presentation.

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

We are advancing a pipeline that includes four clinical assets and two preclinical assets. Varegacestat, formerly AL102, is an investigational, oral, once-daily gamma secretase inhibitor, or GSI. In December 2025, we announced positive topline results from the global pivotal Phase 3 RINGSIDE trial of varegacestat in patients with progressing desmoid tumors. We submitted a new drug application, or NDA, for varegacestat in April 2026, which has been accepted by the U.S. Food and Drug Administration, or FDA, and assigned a Prescription Drug User Fee Act, or PDUFA, target action date of April 28, 2027. Additionally, we plan to submit a marketing authorization application, or MAA, with the European Medicines Agency, or EMA, by the end of 2026. IM-1021, a receptor tyrosine kinase-like orphan receptor 1, or ROR1, antibody-drug conjugate, is currently under evaluation in a Phase 1 trial. In November 2025, we reported observed objective responses at multiple dose levels in B-cell lymphoma patients treated with IM-1021, and we plan to share initial lymphoma data in 2026. In June 2026, we dosed the first participant in a Phase 1 trial of IM-1617, a potential first-in-class ADC, in patients with advanced solid tumors. IM-3050 is a fibroblast activation protein, or FAP, targeted radioligand therapy, or RLT. In July 2026, we dosed the first participant in a Phase 1 trial of IM-3050 in patients with FAP-expressing solid tumors. Our preclinical assets include two solid tumor ADCs with anticipated 2026 IND submissions: IM-1340, and IM-1335.

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

We have not generated any revenues from product sales and will not be able to do so unless and until we receive regulatory approval for our product candidates. If we are successful in obtaining regulatory approval for varegacestat, we expect to incur significant expenses related to developing our sales, marketing, market access, patient services and commercial operations functions.

Our current programs

Varegacestat (formerly AL102)

Our lead product candidate is varegacestat, an investigational, oral, once-daily GSI therapy under evaluation for the treatment of desmoid tumors. In December 2025, we reported positive Phase 3 RINGSIDE (Part B) topline results and, in May 2026, detailed efficacy and safety results were presented at the 2026 American Society of Clinical Oncology Annual Meeting. Varegacestat achieved the primary endpoint of progression-free survival, delivering an 84% reduction in the risk of disease progression or death versus placebo, with a hazard ratio, or HR, of 0.16 (p<0.0001).

Varegacestat also achieved all key secondary endpoints. The confirmed objective response rate, or ORR, based on RECIST v1.1 was 56% with varegacestat versus 9% with placebo (p<0.0001), as assessed by blinded independent central review. Varegacestat achieved a statistically significant improvement in change in worst pain intensity score at week 12, as assessed with the Gounder/Desmoid Tumor Research Foundation Desmoid Tumor Symptom/Impact scale. At week 12, patients treated with varegacestat experienced a mean change from baseline of -2.24 (standard error, or SE: 0.27), compared with +0.18 (SE: 0.27) for patients receiving placebo, for a treatment difference of -2.42 (SE: 0.37; p<0.0001). A clinically significant difference of more than 2 points was observed as early as the first evaluation at week 4. Varegacestat also achieved a statistically significant improvement in change in tumor volume at week 24, as assessed by blinded independent central review. In an exploratory analysis, varegacestat demonstrated a median best change in tumor volume of -83% versus +11% with placebo, also as assessed by blinded independent central review. The Phase 3 data also show that varegacestat has a safety profile consistent with other GSI therapies.

We acquired varegacestat from Ayala Pharmaceuticals, Inc., or Ayala, in March 2024. We submitted an NDA for varegacestat in April 2026. In July 2026, the FDA accepted the NDA and assigned a PDUFA target action date of April 28, 2027. We plan to submit an MAA with the EMA by the end of 2026.

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

IM-1617 (Solid Tumor ADC)

IM-1617 is a potential first-in-class ADC that targets an undisclosed receptor that is preferentially expressed in a broad array of solid tumors, including colorectal cancer, or CRC, non-small cell lung cancer, or NSCLC, and breast and ovarian cancers. The target is a receptor tyrosine kinase that promotes tumor cell survival and mediates immune cell exclusion, providing potential for a secondary mechanism of action. In June 2026, we dosed the first participant in a Phase 1 clinical trial of IM-1617. We expect the study to include participants with advanced solid tumors, including colorectal cancer, non-small cell lung cancer, and breast cancer.

IM-3050 (FAP Radioligand Therapy)

IM-3050 is a FAP-targeted lutetium-177, Lu-177 or 177Lu, RLT product candidate for the treatment of solid tumors. FAP is a cell surface protease that serves as a tumor-specific marker due to its broad expression on cancer associated fibroblasts, the most common tumor stromal cell. FAP is expressed in 75% of solid tumors. IM-3050 is designed to deliver radioactive 177Lu directly to FAP-expressing cells, where the “bystander” effect of the radiation may damage or kill nearby tumor cells. We believe this RLT approach could overcome the limitations, such as poor internalization and low expression on tumor cells, that make FAP an unsuitable target for ADCs. In vivo data show single dose antitumor activity and tolerability. In July 2026, we dosed the first participant in a Phase 1 trial of IM-3050 in patients with FAP-expressing solid tumors.

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

Components of our results of operations

Collaboration revenue

To date, we have only generated revenue through a Collaboration and Option Agreement, or the Collaboration Agreement, with AbbVie Global Enterprises Ltd., or AbbVie, which terminated in accordance with its terms in July 2025. Revenue recognized under the Collaboration Agreement consisted of payments received from AbbVie and was recognized over the performance period. No further collaboration revenue will be recognized under the Collaboration Agreement.

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

Results of operations

Comparison of the three months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Collaboration revenue	$—	$4,015	$(4,015)
Operating expenses:
Research and development(1)	59,885	40,451	19,434
General and administrative(1)	18,250	10,042	8,208
Total operating expenses	78,135	50,493	27,642
Loss from operations	(78,135)	(46,478)	(31,657)
Interest income	5,008	3,081	1,927
Net loss	$(73,127)	$(43,397)	$(29,730)

(1)
Amounts include non-cash share-based compensation expense as follows (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Research and development	$4,161	$2,233	$1,928
General and administrative	4,638	3,114	1,524
Total share-based compensation expense	$8,799	$5,347	$3,452

Collaboration revenue

There was no collaboration revenue for the three months ended June 30, 2026. Collaboration revenue for the three months ended June 30, 2025 related to certain research and development activities allocated to AbbVie. As of June 30, 2025, we had recognized all revenue and costs associated with our performance obligation under the agreement.

Research and development expenses

Research and development expenses increased by $19.4 million, from $40.5 million for the three months ended June 30, 2025 to $59.9 million for the three months ended June 30, 2026.

The table below summarizes the components of our research and development expenses for the periods presented (in thousands). For the three months ended June 30, 2026, we revised the presentation of our research and development expenses in the table below to align with how management evaluates our research programs and expenses. Prior period amounts have been reclassified to conform to the current year presentation.

	Three Months Ended June 30,
	2026	2025	Change
Direct research and development
Varegacestat (1)	$10,717	$12,733	$(2,016)
IM-1021 (2)	6,347	1,728	4,619
IM-1617 (3)	2,029	3,556	(1,527)
IM-3050 (4)	1,556	1,012	544
Other (5)	13,865	5,493	8,372
Indirect research and development (6)	25,371	15,929	9,442
Total	$59,885	$40,451	$19,434

(1)
The decrease for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was due primarily to a decrease in clinical trial and manufacturing activities required to support our NDA filing in April 2026.
(2)
The increase for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was due primarily to an increase in clinical trial and manufacturing activities associated with our Phase 1 trial.
(3)
The decrease for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was due primarily to the timing of IND-enabling activities, partially offset by an increase in clinical trial activities associated with our Phase 1 trial.
(4)
The increase for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was due primarily to an increase in activities associated with our Phase 1 trial.
(5)
The increase for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was due primarily to increased IND-enabling activities for our product candidates.
(6)
The increase for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was due primarily to an increase in personnel related costs, including share-based compensation and allocated support costs, in support of our product candidates and discovery programs.

General and administrative expenses

General and administrative expenses increased by $8.2 million, from $10.0 million for the three months ended June 30, 2025 to $18.3 million for the three months ended June 30, 2026. The increase was primarily related to increases in expenses related to commercialization readiness, as well as an increase in personnel-related costs including share-based compensation from an increase in headcount to support overall growth.

Interest income

Interest income increased by $1.9 million from $3.1 million for the three months ended June 30, 2025 to $5.0 million for the three months ended June 30, 2026. The increase was primarily a result of higher cash, cash equivalent, and marketable securities balances, partially offset by lower interest rates during the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Comparison of the six months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Collaboration revenue	$—	$6,941	$(6,941)
Operating expenses:
Research and development(1)	106,266	77,323	28,943
General and administrative(1)	31,200	20,732	10,468
Total operating expenses	137,466	98,055	39,411
Loss from operations	(137,466)	(91,114)	(46,352)
Interest income	10,500	6,077	4,423
Net loss	$(126,966)	$(85,037)	$(41,929)

(1)
Amounts include non-cash share-based compensation expense as follows (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Research and development	$7,872	$4,667	$3,205
General and administrative	8,880	6,383	2,497
Total share-based compensation expense	$16,752	$11,050	$5,702

Collaboration revenue

There was no collaboration revenue for the six months ended June 30, 2026. Collaboration revenue for the six months ended June 30, 2025 related to certain research and development activities allocated to AbbVie. As of June 30, 2025, we had recognized all revenue and costs associated with our performance obligation under the agreement.

Research and development expenses

Research and development expenses increased by $28.9 million, from $77.3 million for the six months ended June 30, 2025 to $106.3 million for the six months ended June 30, 2026.

The table below summarizes the components of our research and development expenses for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Direct research and development
Varegacestat (1)	$20,549	$27,120	$(6,571)
IM-1021 (2)	10,211	4,795	5,416
IM-1617 (3)	2,867	3,931	(1,064)
IM-3050 (4)	2,863	2,045	818
Other (5)	23,836	10,165	13,671
Indirect research and development (6)	45,940	29,267	16,673
Total	$106,266	$77,323	$28,943

(1)
The decrease for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was due primarily to a decrease in clinical trial and manufacturing activities required to support our NDA filing in April 2026.
(2)
The increase for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was due primarily to an increase in clinical trial and manufacturing activities associated with our Phase 1 trial.
(3)
The decrease for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was due primarily to the timing of IND-enabling activities, partially offset by an increase in clinical trial activities associated with our Phase 1 trial.
(4)
The increase for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was due primarily to an increase in clinical trial activities associated with our Phase 1 trial.
(5)
The increase for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was due primarily to increased IND-enabling activities for our product candidates.
(6)
The increase for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was due primarily to an increase in personnel related costs, including share-based compensation and allocated support costs, in support of our product candidates and discovery programs.

General and administrative expenses

General and administrative expenses increased by $10.5 million, from $20.7 million for the six months ended June 30, 2025 to $31.2 million for the six months ended June 30, 2026. The increase was primarily related to increases in expenses related to commercialization readiness, as well as an increase in personnel-related costs including share-based compensation from an increase in headcount to support overall growth.

Interest income

Interest income increased by $4.4 million from $6.1 million for the six months ended June 30, 2025 to $10.5 million for the six months ended June 30, 2026. The increase was primarily a result of higher cash, cash equivalent, and marketable securities balances, partially offset by lower interest rates during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

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

To date, we have not generated any revenue from the commercial sale of products and do not expect to generate revenue from commercial sales unless and until we receive marketing approval for one or more of our product candidates. Since inception, we have incurred significant operating losses and negative cash flows from operations. Our net losses were $73.1 million and $43.4 million for the three months ended June 30, 2026 and 2025, respectively, and $127.0 million and $85.0 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had cash and cash equivalents of $217.7 million, marketable securities of $302.3 million and an accumulated deficit of $855.1 million.

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

In May 2024, we entered into an “at the market” sales agreement, or the 2024 ATM Agreement, with TD Securities (USA) LLC, or TD Cowen, as sales agent, pursuant to which we may offer and sell from time to time shares of our common stock having an aggregate offering price of up to $200.0 million, or the ATM Shares. We have agreed to pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from any ATM Shares sold through the 2024 ATM Agreement. As of June 30, 2026, we had sold an aggregate of 6,655,587 shares of common stock under the 2024 ATM Agreement for gross proceeds of $65.9 million and net proceeds of approximately $64.5 million, with approximately $134.1 million remaining available for future offerings. No shares of common stock were sold under the 2024 ATM Agreement during the six months ended June 30, 2026.

Cash flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash used in operating activities	$(120,330)	$(102,456)
Cash used in investing activities	(316,369)	(59,082)
Cash provided by financing activities	923	162,173
Net (decrease) increase in cash and cash equivalents and restricted cash	$(435,776)	$635

Operating activities

Net cash used in operating activities for the six months ended June 30, 2026 was $120.3 million, consisting primarily of our net loss of $127.0 million and a net change in operating assets and liabilities of $11.7 million, partially offset by noncash charges of $18.3 million. The noncash charges primarily consisted of $16.8 million of share-based compensation. The change in operating assets and liabilities primarily consisted of an increase in prepaid expenses and other assets of $12.0 million, partially offset by an increase in accounts payable of $2.6 million.

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

Investing activities

Net cash used in investing activities for the six months ended June 30, 2026 was $316.4 million, consisting of $302.2 million of purchases of marketable securities, $9.0 million in payments related to in-process research and development (IPR&D) assets included in accrued expenses and other current liabilities as of December 31, 2025, and $5.2 million of purchases of property and equipment.

Net cash used in investing activities for the six months ended June 30, 2025 was $59.1 million, consisting of $123.3 million of purchases of marketable securities, $6.2 million of purchases of IPR&D assets and $4.6 million of purchases of property and equipment, partially offset by $75.0 million from maturities of marketable securities.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2026 was $0.9 million, consisting of $1.3 million from the exercise of options, partially offset by $0.4 million in payments related to offering costs from the December 2025 financing accrued as of December 31, 2025.

Net cash provided by financing activities for the six months ended June 30, 2025 was $162.2 million, consisting of gross proceeds of $172.5 million from the January 2025 financing and $0.4 million from the exercise of options, partially offset by offering costs of $10.8 million from the January 2025 financing.

Funding requirements

We expect our expenses to increase substantially in connection with our ongoing and future activities, particularly as we advance and expand our clinical development of varegacestat, seek regulatory approval for varegacestat, prepare for the commercialization of varegacestat, if approved, advance the clinical development of IM-1021, IM-1617, and IM-3050, continue the development of our other current product candidates and any future product candidates, and continue to pursue our business development strategy. We expect that our primary uses of capital will be for the potential commercial launch of varegacestat for the treatment of desmoid tumors, if approved, continued commercial development and manufacturing scale-up for varegacestat, continued clinical and preclinical development of other pipeline assets, as well as for working capital and other general corporate purposes including potential strategic transactions, legal and other regulatory compliance expenses, compensation and related expenses, risk management and general overhead costs.

We expect that our existing cash, cash equivalents and marketable securities as of June 30, 2026 will be sufficient to fund our current and planned operating expenses and capital expenditures for at least 12 months from the filing date of this Quarterly Report on Form 10-Q. We will need additional financing to support our continuing operations and pursue our research and development strategy and commercialization of varegacestat, if approved. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our programs and product candidates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of June 30, 2026, we had cash and cash equivalents of $217.7 million and marketable securities of $302.3 million. Our cash and cash equivalents consisted of bank deposits, money market funds, and U.S. treasury securities, and our marketable securities consisted of U.S. government bonds. The primary objective of our investment activities is to preserve capital to fund our operations while earning a low-risk return. Because our marketable securities are short-term in duration, we believe that our exposure to interest rate risk is not significant, and a hypothetical 10% change in market interest rates during any of the periods presented would not have had a significant impact on the total value of our portfolio. As of June 30, 2026, we had no outstanding debt.

Foreign Currency Sensitivity

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we do contract with vendors that are located outside of the United States and may be subject to fluctuations in foreign currency rates. We may enter into additional contracts with vendors located outside of the United States in the future, which may increase our foreign currency exchange risk. We believe that, if a 10.0% change in foreign currency exchange rates were to have occurred on June 30, 2026, this change would not have had a material effect on our financial statements.

Inflation Risk

Inflation generally affects us by increasing our costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during any periods presented herein.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of June 30, 2026, were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We are a biotechnology company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.*

We are a biotechnology company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, raising capital, pursuing strategic transactions, building our management team and building our intellectual property portfolio, and we have incurred significant operating losses. As of June 30, 2026, we had an accumulated deficit of $855.1 million. Our net loss for the year ended December 31, 2025 was $212.4 million and was $127.0 million for the six months ended June 30, 2026. To date, we have not generated any revenue from product sales, and we have not identified or sought or obtained regulatory approval for the marketing or sale of any product. Furthermore, we may not generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development activities and the regulatory approval process for our programs and product candidates.

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

We have a limited operating history, which may make it difficult to evaluate our drug development capabilities and predict our future performance.*

Our clinical trial experience is limited to the recent completion of the Phase 3 RINGSIDE trial for varegacestat and the ongoing Phase 1 clinical trials for IM-1021, IM-1617 and IM-3050. We have no drugs approved for commercial sale and have not generated any revenue from drug sales. Our ability to generate drug revenue, which may not occur for the foreseeable future, if ever, will depend on the successful development and eventual commercialization of our drug candidates, which may never occur. We may never be able to develop or commercialize a marketable drug.

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

We have submitted an NDA for one of our product candidates, but we have not submitted a Biologics License Application, or BLA, obtained FDA approval for marketing, or successfully commercialized a product, and we may be unable to do so.*

As an organization, we have not yet demonstrated an ability to obtain regulatory approvals for marketing, manufacture a commercial-scale product, conduct sales and marketing activities necessary for successful commercialization, or arrange for a third party to do any of the foregoing on our behalf. Prior to obtaining approval to commercialize a product candidate in the United States or elsewhere, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Except for our recently completed Phase 3 RINGSIDE trial for varegacestat, we have not previously completed any clinical trials for any of our current product candidates. We also have limited experience as a company in preparing and submitting marketing applications and, although we recently submitted an NDA for varegacestat, which has been accepted by the FDA and assigned a PDUFA target action date of April 28, 2027, we have not previously submitted a BLA, or foreign regulatory submission comparable to an NDA or BLA for any product candidate. In addition, we have had limited interactions with the FDA or other comparable foreign regulatory authorities and cannot be certain how many additional clinical trials of our product candidates will be required or how such additional trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to submission of an application for and obtaining regulatory approval of any of our product candidates. Notably, varegacestat’s prior development was largely conducted by Ayala. As a result, our assumptions about varegacestat’s potential are based in large part on the data generated from clinical trials conducted by Ayala as well as our own completion of the Phase 3 RINGSIDE trial, and we may observe materially and adversely different results in future clinical trials or commercial use. In addition, results from nonclinical studies and clinical trials can be interpreted in different ways. Further, even if we believe the nonclinical or clinical data for our product candidates is promising, compliance or data integrity issues may later arise and even if not, the data may not be sufficient to support approval by the FDA or comparable foreign regulatory authorities. Marketing approval or any other applications that we may submit may be delayed by several years or may require us to expend significantly more resources than we have available.

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

Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities as of June 30, 2026, will be sufficient to fund our current and planned operating expenses and capital expenditures for at least 12 months from the filing date of this Quarterly Report on Form 10-Q. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development, pre-commercialization activities and other corporate activities. Because the length of time and activities associated with successful research and development of biotechnology products and the potential successful commercialization of any approved product is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

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

Before obtaining regulatory approval for the commercial distribution of any product candidates, we, either alone or with or through a collaborator, must conduct extensive preclinical studies, followed by clinical trials to demonstrate their safety and efficacy in humans. We cannot be certain of the timely completion or outcome of our research and development activities or our planned clinical studies and cannot predict if the FDA or other regulatory authorities will ultimately support the further advancement of our product candidates. Most of our product candidates are in the early stages of development, other than varegacestat, which recently completed the Phase 3 RINGSIDE trial, and IM-1021, IM-1617 and IM-3050, which are Phase 1 clinical assets, and we are subject to the risks of failure inherent in the development of product candidates based on novel approaches, targets and mechanisms of action.

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

We may pursue particular programs or product candidates over others; these decisions may prove to be wrong and may adversely impact our business.*

In the natural course of progressing our product candidates, we may make decisions about prioritization that may prove to be incorrect. In addition, because we have limited financial and other resources, we may be limited in our ability to pursue all potential product candidates of interest, including IM-1021, IM-1617, IM-3050 and varegacestat, even if we would otherwise choose to do so if these limitations did not exist. For these reasons, we may fail to capitalize on viable opportunities. If we do not accurately evaluate the commercial potential or target market for a program or product candidate, we may relinquish valuable rights to it through partnership, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

We may fail to realize the business benefits anticipated as a result of completed or future strategic transactions.*

The success of our business strategy to pursue acquisitions and in-licenses of assets depends, in part, on our ability to successfully integrate, develop and advance the acquired assets. If we are unable to do so following the consummation of any such transaction, the anticipated benefits of such transaction may not be realized fully or at all, or may take longer to realize than expected. Any failure to timely realize the anticipated benefits of our strategic transaction could have a material adverse effect on our business, operating results, financial condition and stock price. Furthermore, in connection with the consummation of such transactions, we may become responsible for unknown or contingent liabilities. These liabilities could include, among others, exposure to unexpected compliance and regulatory violations and issues, clinical trial design or contract manufacturing and supply issues or delays that may impact the timing to submit applications for regulatory approval, unanticipated obligations to vendors and other creditors and other problems that could result in significant costs and delays to us. All these factors could decrease or delay the expected accretive effect of the transactions, negatively impact our stock price, or have a material adverse effect on our business, financial condition and results of operations.

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

With respect to varegacestat, we expect to compete with companies advancing treatments for desmoid tumors, including Merck KGaA (successor to SpringWorks Therapeutics, Inc.) and Parabilis Medicines, Inc. Merck KGaA received approval from FDA in November 2023 and from EMA in August 2025 for its oral gamma secretase inhibitor, OGSIVEO® (nirogacestat), for the treatment of adult patients with progressing tumors who require systemic treatment. Parabilis is evaluating the small molecule zolucatetide in a Phase 1/2 study that includes patients with desmoid tumors. Desmoid tumor treatments also include surgery, hormonal therapy, cryotherapy, targeted therapy and chemotherapy. We cannot predict the nature or extent of any impact that the acquisition of SpringWorks by Merck KGaA will have on the competitive landscape for varegacestat.

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
•
we may not be able to find and retain suitable vendors, including CROs and clinical manufacturing organizations, for our development due to the limited number of suppliers qualified to work with radioactive material, which may present additional risks inherent to limited-source circumstances, including the risks associated with acquiring the required supply of diagnostic radiotracer, which delayed commencement of our ongoing Phase 1 clinical trial for IM-3050;
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

The FDA has broad discretion whether or not to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation for any of our product candidates, such product candidates may not experience a faster development process, review or approval compared to conventional FDA procedures. For example, the FDA is reviewing our NDA for varegacestat consistent with its conventional procedures and timeline. The FDA may also withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Furthermore, such a designation does not increase the likelihood that varegacestat or any other product candidate that may be granted Fast Track designation will receive regulatory approval in the United States. Many product candidates that have received Fast Track Designation have ultimately failed to obtain regulatory approval.

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

Our personnel use artificial intelligence, or AI, technologies, including generative AI, to support aspects of their work, and the disclosure and use of personal information in AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws and regulations regulating AI technologies. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use AI technologies, it could make our business less efficient and result in competitive disadvantages.

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

Further, among other things, the IRA has multiple provisions that may impact the prices of products that are both sold into the Medicare program and throughout the United States. Starting in 2023, the Centers for Medicare & Medicaid Services, or CMS, began to implement the program in which a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the product’s price increases faster than the rate of inflation. This calculation is made on a product by product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a product that is paid for by Medicare Parts B or D. Additionally, starting in payment year 2026, CMS began to reimburse negotiated drug prices annually for a select number of single source Part D drugs that have been on the market for at least 7 years without generic or biosimilar competition, or the Medicare Drug Price Negotiation Program. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. If a product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. The IRA permits the U.S. Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. It is unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry.

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

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on June 15, 2026, the FDA approved Colorado’s Section 804 Importation Program, or SIP, proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this and Florida’s similar program, approved by the FDA in 2024, will be implemented and whether they will overcome potential legal, regulatory, or industry challenges in the United States and/or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.

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
•
the federal transparency requirements known as the federal Physician Payments Sunshine Act, created as part of the ACA, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•
analogous local, state and foreign laws and regulations such as state anti-kickback and false claims laws, that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; some state laws that require biotechnology companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; some state laws that require biotechnology companies to report information on the pricing of certain products; and some state and local laws require certain regulatory licenses to manufacture or distribute pharmaceutical products commercially and/or the registration or pharmaceutical sales representatives.

Ensuring that our future business arrangements with third parties comply with applicable health care laws and regulations could involve substantial costs. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance or reporting requirements increase the possibility that a health care company may run afoul of one or more of the requirements. It is possible that governmental authorities will conclude that our business practices, including certain advisory agreements we have entered into with physicians who are paid, in part, in the form of stock or stock options, do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any such requirements, we may be subject to significant penalties, including criminal and civil monetary penalties, damages, fines, individual imprisonment, disgorgement, contractual damages, reputational harm, exclusion from participation in government health care programs, integrity obligations, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private qui tam actions brought by individual whistleblowers in the name of the government, refusal to allow us to enter into supply contracts, including government contracts, additional reporting requirements and oversight if subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Even if we are able to commercialize any program or product candidate, the program and product candidate may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.*

We cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates or assure that coverage and reimbursement will be available for any product that we may develop. The regulations that govern marketing approvals, pricing and reimbursement for new drug and biological products vary widely from country to country. Some countries require approval of the sale price of a drug or biologic before it can be marketed. In many countries, the pricing review period begins after marketing or product approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. We are monitoring these regulations as several of our programs move into later stages of development, including varegacestat for which we submitted an NDA in the second quarter 2026, which was accepted by the FDA and assigned a PDUFA date of April 28, 2027; however, a majority of our programs are currently in the earlier stages of development and we will not be able to assess the impact of price regulations for a number of years. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that could delay our commercial launch of the product and negatively impact any potential revenues we may be able to generate from the sale of the product in that country and potentially in other countries due to reference pricing.

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

In addition, certain of our product candidates may require the development, manufacture or use of companion diagnostics or other specialized testing performed by third parties. We may rely on a limited number of vendors, or a single vendor, for such diagnostic or testing services, and any failure by these third parties to perform as expected, comply with applicable regulatory requirements, or maintain adequate capacity could delay, disrupt or prevent our clinical development programs, regulatory approval or commercialization efforts. For example, we currently rely on limited suppliers for our diagnostic radiotracer supply for IM-3050, and shipment of the radiotracer was delayed, impacting our ability to commence our ongoing Phase 1 clinical trial for IM-3050. Even if we succeed in identifying and contracting with one or more alternative suppliers, there is no guarantee that we will face similar delays in the future.

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

As of June 30, 2026, we had 247 full-time employees. The continued operation of our business and execution of our plans will require material additional staffing within the next twelve months. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to advance our ADC platform, develop our programs or product candidates or run our operations or to accomplish our objectives.

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

We issued 2,298,586 shares to Zentalis in connection with the Zentalis License Agreement, 2,175,489 shares to Ayala in connection with the Ayala Purchase Agreement, 230,415 shares to BMS in connection with the BMS License Agreement Amendment and 1,805,502 shares to Zentalis in connection with the Zentalis Asset Purchase, all of which are registered for resale on Forms S-3 filed with the SEC in April 2024, October 2024 and November 2024, respectively. The shares issued to Zentalis in October 2024 are subject to an orderly market disposition for one year from the date of issuance. Any sales of these shares may cause our stock price to fall.

Pursuant to our 2020 Equity Incentive Plan, or 2020 Plan, our board of directors or committee thereof or, in accordance with applicable law, designated members of management are authorized to grant stock options to our employees, directors and consultants. In addition, pursuant to our 2024 Inducement Plan, as amended, our board of directors, or a committee thereof, is authorized to grant inducement awards to new hires as a material inducement to their employment with us. The aggregate number of shares of our common stock that may be issued pursuant to stock awards under our 2020 Plan as of June 30, 2026 shall not exceed 15,300,059 shares, and the aggregate number of shares of our common stock that may be issued pursuant to stock awards under our 2024 Inducement Plan, as amended, shall not exceed 5,000,000 shares.

Additionally, the number of shares of our common stock reserved for issuance under our 2020 Plan will automatically increase on January 1 of each year, beginning on January 1, 2021 and continuing through and including January 1, 2030, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. Additionally, pursuant to Morphimmune Inc.’s 2020 Equity Incentive Plan, or the Morphimmune Plan, the aggregate number of shares that may be issued pursuant to stock awards under the Morphimmune Plan as of June 30, 2026 may not exceed 2,822,308 shares. Although we did not initially anticipate issuing awards under the Morphimmune Plan, depending on our needs, we may in the future issue awards under the Morphimmune Plan. Additionally, on June 28, 2023, Clay Siegall was granted options to purchase shares of the Company’s common stock pursuant to an Inducement Grant. The aggregate number of stock awards that may be issued under the Inducement Grant may not exceed 2,137,080 shares.

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

101

Interactive Data File (Form 10‑Q for the Quarterly Period ended June 30, 2026 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.” The instance document does not appear in the interactive file because its XBRL tags are embedded within the Inline XBRL document.

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

IMMUNOME, INC.
(Registrant)

Date: August 11, 2026	By:	/s/ Clay Siegall, Ph. D.
	Name:	Clay Siegall, Ph. D.
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2026	By:	/s/ Max Rosett
	Name:	Max Rosett
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)