Form 10-Q
period 2026-09-30
Immunome Inc.
filed 2026-11-09
CIK 1472012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

There were 118,072,943 shares of the registrant’s common stock outstanding as of November 4, 2026.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

IMMUNOME, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$212,842	$653,482
Marketable securities	248,740	—
Prepaid expenses and other current assets	16,213	7,295
Total current assets	477,795	660,777
Property and equipment, net	16,670	14,636
Operating right-of-use assets	3,881	2,978
Restricted cash	210	210
Other long-term assets	6,971	4,587
Total assets	$505,527	$683,188
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,461	$3,339
Accrued expenses and other current liabilities	36,505	41,651
Total current liabilities	40,966	44,990
Operating lease liabilities, net of current portion	10,258	3,855
Total liabilities	51,224	48,845
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at September 30, 2026 and December 31, 2025; 113,647,456 and 113,133,199 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	11	11
Additional paid-in capital	1,395,672	1,362,496
Accumulated other comprehensive loss	(467)	—
Accumulated deficit	(940,913)	(728,164)
Total stockholders’ equity	454,303	634,343
Total liabilities and stockholders’ equity	$505,527	$683,188

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOME, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Collaboration revenue	$—	$—	$—	$6,941
Operating expenses:
Research and development	69,506	49,193	175,772	126,516
General and administrative	20,856	10,945	52,056	31,677
Total operating expenses	90,362	60,138	227,828	158,193
Loss from operations	(90,362)	(60,138)	(227,828)	(151,252)
Interest income	4,579	2,681	15,079	8,758
Net loss	$(85,783)	$(57,457)	$(212,749)	$(142,494)
Net loss per share, basic and diluted	$(0.76)	$(0.65)	$(1.88)	$(1.68)
Weighted-average shares outstanding, basic and diluted	113,564,748	87,957,868	113,326,406	84,824,298
Comprehensive loss:
Net loss	$(85,783)	$(57,457)	$(212,749)	$(142,494)
Unrealized (loss) gain on marketable securities	(134)	24	(467)	(57)
Comprehensive loss	$(85,917)	$(57,433)	$(213,216)	$(142,551)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOME, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2025	113,133,199	$11	$1,362,496	$—	$(728,164)	$634,343
Share-based compensation expense	—	—	7,953	—	—	7,953
Exercise of stock options	38,197	—	229	—	—	229
Net loss	—	—	—	—	(53,839)	(53,839)
Balance at March 31, 2026	113,171,396	11	1,370,678	—	(782,003)	588,686
Share-based compensation expense	—	—	8,799	—	—	8,799
Exercise of stock options	227,806	—	1,058	—	—	1,058
Unrealized loss on marketable securities	—	—	—	(333)	—	(333)
Net loss	—		—	—	(73,127)	(73,127)
Balance at June 30, 2026	113,399,202	11	1,380,535	(333)	(855,130)	525,083
Share-based compensation expense	—	—	12,761	—	—	12,761
Exercise of stock options	248,254	—	2,376	—	—	2,376
Unrealized loss on marketable securities	—	—	—	(134)	—	(134)
Net loss	—		—	—	(85,783)	(85,783)
Balance at September 30, 2026	113,647,456	$11	$1,395,672	$(467)	$(940,913)	$454,303

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	64,460,829	$6	$696,872	$57	$(515,770)	$181,165
Share-based compensation expense	—	—	5,703	—	—	5,703
Issuance of common stock for public offering, net of commissions and offering costs of $10,755	22,258,064	3	161,742	—	—	161,745
Exercise of stock options	236,962	—	213	—	—	213
Unrealized loss on marketable securities	—	—	—	(60)	—	(60)
Net loss	—	—	—	—	(41,640)	(41,640)
Balance at March 31, 2025	86,955,855	9	864,530	(3)	(557,410)	307,126
Share-based compensation expense	—	—	5,347	—	—	5,347
Exercise of stock options	56,980	—	215	—	—	215
Unrealized loss on marketable securities	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	(43,397)	(43,397)
Balance at June 30, 2025	87,012,835	9	870,092	(24)	(600,807)	269,270
Share-based compensation expense	—	—	6,747	—	—	6,747
Issuance of common stock under ATM, net of $973 of issuance costs	4,625,156	—	44,924	—	—	44,924
Exercise of stock options	68,957	—	411	—	—	411
Unrealized gain on marketable securities	—	—	—	24	—	24
Net loss	—	—	—	—	(57,457)	(57,457)
Balance at September 30, 2025	91,706,948	$9	$922,174	$—	$(658,264)	$263,919

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOME, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(212,749)	$(142,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,564	1,837
Amortization of right-of-use asset	415	342
Accretion of discounts on marketable securities	(1,030)	(2,839)
Share-based compensation expense	29,513	17,797
Loss on disposal of property and equipment	80	841
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(11,302)	(3,447)
Accounts payable	1,143	(6,887)
Accrued expenses and other current liabilities	4,073	(1,167)
Deferred revenue	—	(6,941)
Operating lease liabilities	6,212	(8)
Net cash used in operating activities	(181,081)	(142,966)
Cash flows from investing activities:
Purchases of marketable securities	(302,177)	(123,266)
Maturities of marketable securities	54,000	200,000
Purchases of in-process research and development assets	(9,014)	(6,246)
Purchases of property and equipment	(5,667)	(5,686)
Net cash (used in) provided by investing activities	(262,858)	64,802
Cash flows from financing activities:
Proceeds from exercise of stock options	3,663	839
Proceeds from public offerings	—	172,500
Proceeds from issuance of common stock under ATM	—	45,897
Payment of offering costs	(364)	(11,674)
Net cash provided by financing activities	3,299	207,562
Net (decrease) increase in cash and cash equivalents and restricted cash	(440,640)	129,398
Cash and cash equivalents and restricted cash at beginning of period	653,692	143,451
Cash and cash equivalents and restricted cash at end of period	$213,052	$272,849
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$212,842	$272,639
Restricted cash	210	210
Total cash, cash equivalents, and restricted cash	$213,052	$272,849

IMMUNOME, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liability	$1,318	$—
Purchases of in-process research and development assets, including payments owed upon achievement of development milestones, in accounts payable and accrued expenses	$986	$—
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	$17	$1,248
Remeasurement of operating right-of-use asset and lease liability due to lease modification	$—	$811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOME, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of the business

Organization

Immunome, Inc., or the Company or Immunome, is a clinical-stage targeted oncology company committed to developing first-in-class and best-in-class cancer therapies. Since its inception, the Company has devoted substantially all its resources to research and development, raising capital, building its management team, expanding its intellectual property portfolio, and executing strategic partnerships and transactions. The Company is subject to risks and uncertainties common to companies in the biotechnology industry at Immunome's stage including, but not limited to, risks associated with research, development, and manufacturing activities, uncertain results of preclinical and clinical testing, development of new technological innovations and products by competitors, dependence on key personnel, partners and third-party vendors, protection of proprietary technology, compliance with government regulations, regulatory approval of products and the ability to secure additional capital to fund operations.

Liquidity

The Company has incurred significant operating losses since inception and expects to continue to incur losses from operations for the foreseeable future as it pursues development and seeks regulatory approval of its therapeutic candidates and other programs. As of September 30, 2026, the Company had an accumulated deficit of $940.9 million, cash and cash equivalents of $212.8 million, and marketable securities of $248.7 million. The Company has not generated any product revenue to date and does not expect to generate product revenue until it successfully completes development and obtains regulatory approval for at least one of its product candidates.

Through September 30, 2026, the Company has funded its operations primarily through sales of equity securities. The Company expects that its existing cash, cash equivalents and marketable securities at September 30, 2026 will be sufficient to fund its current and planned operating expenses and capital expenditures for at least 12 months from the filing date of this Quarterly Report on Form 10-Q. Beyond that date, the Company may need to raise additional capital through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements to achieve its longer-term business objectives.

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

Restricted cash

Restricted cash represents collateral provided for letters of credit issued as a security deposit in connection with the Company’s leased facilities. Cash will be released from restriction upon termination of the associated lease and satisfaction of any applicable termination conditions. Restricted cash was $0.2 million as of both September 30, 2026 and December 31, 2025.

Share-based compensation

The Company’s share-based compensation program allows for grants of stock options, restricted stock units, or RSUs, and restricted stock awards, or RSAs, to employees and non-employees, including directors. The Company accounts for its share-based compensation awards granted to employees and non-employees based on the estimated fair value on the date of grant and recognizes compensation expense of those awards over the requisite service period, which is the vesting period of the respective award. The Company accounts for forfeitures as they occur. For share-based awards with service-based vesting conditions, the Company recognizes compensation expense on a straight-line basis over the service period.

The Company estimates the fair value of RSUs based on the closing market price of its common stock on the date of grant. The Company estimates the fair value of stock option awards on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (i) the expected stock price volatility, (ii) the expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. The historical volatility is calculated based on the Company's historical stock price volatility over a period of time commensurate with the expected term assumption. The Company uses the simplified method to calculate the expected term for options granted to employees and non-employees whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the options due to its lack of sufficient historical data. The risk-free interest rate is based on U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock. The exercise price is the fair value of the common stock as of the measurement date.

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

As the Company was in a net loss position for the three and nine months ended September 30, 2026 and 2025, diluted net loss per share is the same as basic net loss per share because the effects of potentially dilutive securities are antidilutive.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive (on an as-converted basis):

	September 30,
	2026	2025
Stock options outstanding	19,360,956	15,695,808
Unvested restricted stock units	1,074,200	—
Total	20,435,156	15,695,808

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

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2026
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents:
Money market funds	1	$211,687	$—	$—	$211,687
Marketable securities:
U.S. treasury securities	2	249,207	—	(467)	248,740
Total financial assets		$460,894	$—	$(467)	$460,427

	December 31, 2025
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents:
Money market funds	1	$652,112	$—	$—	$652,112
Total financial assets		$652,112	$—	$—	$652,112

As of September 30, 2026, marketable securities had contractual maturities ranging from 1 to 7 months.

Accrued interest receivable on the Company's cash equivalents and marketable securities was $2.8 million and $1.3 million as of September 30, 2026 and December 31, 2025, respectively, and is included in prepaid expenses and other current assets on the condensed consolidated balance sheets. As of September 30, 2026, the Company considers the unrealized losses in its investment portfolio to be temporary in nature and not due to credit losses. The Company has the intent and ability to hold such marketable securities until their maturity at fair value. As a result, the Company did not record any charges for impairments for its marketable securities or accrued interest receivable for the nine months ended September 30, 2026 and for the year ended December 31, 2025.

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

The Company determined that the Collaboration Agreement represents a contract with a customer and consists of one performance obligation to provide research and development services, or R&D services, to AbbVie. The Company determined the initial transaction price of the single performance obligation to be $30.0 million, as the variable consideration for additional R&D services, option exercise payments and development milestone payments were all subject to constraint at contract inception. Revenue from the Collaboration Agreement was recognized over the estimated performance of the R&D services using the cost-to-cost input method which the Company believed best depicted the transfer of control to the customer. Under the cost-to-cost input method, the extent of progress towards completion was measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the performance obligation. The Company recognized collaboration revenue of $6.9 million for the nine months ended September 30, 2025. As of June 30, 2025, the Company had recognized all remaining revenue and costs associated with its performance obligation under the agreement. The Collaboration Agreement terminated pursuant to its terms in July 2025.

5. Balance sheet components

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Manufacturing expenses	$12,326	$9,462
Compensation and related benefits	10,241	11,527
Clinical development expenses	8,718	7,036
Operating lease liabilities, current portion	1,127	—
Development milestones	986	10,000
Other	3,107	3,626
Total accrued expenses and other current liabilities	$36,505	$41,651

6. Employee benefit plan

The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code, or the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company assumes all administrative costs of the 401(k) Plan and makes matching contributions as defined in the 401(k) Plan document. The Company made matching contributions to the 401(k) Plan of $0.4 million and $1.3 million for the three and nine months ended September 30, 2026, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2025, respectively.

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

Bristol-Myers Squibb

In connection with the closing of the Ayala Purchase Agreement in March 2024, the Company assumed a license agreement, or the BMS License Agreement, with Bristol-Myers Squibb Company, or BMS, pursuant to which the Company obtained a worldwide, non-transferable, royalty-bearing, exclusive, sublicensable, license under certain patent rights and know-how of BMS to research, discover, develop, make, have made, use, sell, offer to sell, export, import and commercialize AL101 and varegacestat and products containing AL101 or varegacestat for all uses including the prevention, treatment or control of any human or animal disease, disorder or condition.

On October 2, 2026, the Company and BMS entered into Amendment No. 4 to the BMS License Agreement, or the Amendment, and a related stock issuance agreement, or the Stock Issuance Agreement. The Amendment removes the Company’s obligation to make any milestone and royalty payments under the BMS License Agreement and assigned to the Company patent rights related to varegacestat (formerly AL102) and AL101 that were previously licensed to the Company under the BMS License Agreement. As consideration for the Amendment, the Company paid BMS $20.0 million in cash and issued 4,425,487 shares of the Company's common stock, collectively the Amendment Consideration. The Company has no further milestone, royalty or other payment obligations to BMS under the BMS License Agreement or the Amendment.

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

Other asset acquisitions and license agreements

The Company has entered into or assumed various other asset purchase and license agreements to further acquire, discover, develop and commercialize certain targets, technologies and treatments. There was no IPR&D expense incurred under these agreements for each of the three and nine months ended September 30, 2026 and 2025.

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

8. Leases

Between October 2023 and June 2025, the Company entered into, and amended, facilities leases for approximately 53,000 square feet of office and laboratory space in Bothell, Washington. The amended lease agreements included tenant improvement allowances in the aggregate of up to $9.3 million, of which $2.5 million remains available as of September 30, 2026. These allowances are accounted for as lease incentives. The Bothell lease expires on March 31, 2033, and includes two five-year renewal options that are not included in the lease term as it is not reasonably certain that they will be exercised.

In April 2026, the Company entered into an additional lease for approximately 16,000 square feet of office space in Bothell, Washington. The lease expires on August 31, 2031 and includes one five-year renewal option that is not included in the lease term as it is not reasonably certain that it will be exercised.

The Company recorded operating lease expense of $0.4 million and $0.9 million for the three and nine months ended September 30, 2026, respectively, and $0.2 million and $0.8 million for the three and nine months ended September 30, 2025, respectively. Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. The Company incurred variable lease costs of $0.1 million and $0.4 million for the three and nine months ended September 30, 2026, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2025, respectively.

Other information related to the Company’s operating leases was as follows:

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	6.31	7.25
Weighted-average discount rate	8.8%	8.7%

Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash paid for operating lease liabilities	$1,031	$462
Tenant improvement reimbursement received	(6,805)	—
	$(5,774)	$462

The Company’s future minimum lease payments were as follows as of September 30, 2026 (in thousands):

Years ending December 31,	Amount
2026 (represents remaining three months in 2026)	$526
2027	2,659
2028	2,720
2029	2,782
2030	2,846
2031 and thereafter	6,054
Total lease payments	17,587
Less: imputed interest	(3,687)
Less: tenant improvement allowance not yet received	(2,515)
Present value of operating lease liabilities	$11,385

9. Common stock

The Company has reserved the following shares of common stock for issuance, on an as-converted basis, as follows:

	September 30, 2026	December 31, 2025
Shares underlying issued and outstanding awards under the Plans	20,435,156	15,856,758
Remaining shares available for issuance under the Plans	3,387,004	2,454,332
Remaining shares available for issuance under the ESPP	2,550,859	1,550,859
Total reserved common stock	26,373,019	19,861,949

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

2024 ATM Agreement

On May 14, 2024, the Company entered into an “at the market” sales agreement, or the 2024 ATM Agreement, with TD Securities (USA) LLC, or TD Cowen, as sales agent, pursuant to which the Company may offer and sell from time to time shares of its common stock having an aggregate offering price of up to $200.0 million, or the ATM Shares. The Company has agreed to pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from any ATM Shares sold through the 2024 ATM Agreement. As of September 30, 2026, the Company had sold an aggregate of 6,655,587 shares of common stock under the 2024 ATM Agreement for gross proceeds of $65.9 million and net proceeds of approximately $64.5 million, with approximately $134.1 million remaining available for future offerings. No shares of common stock were sold under the 2024 ATM Agreement during the nine months ended September 30, 2026.

10. Share-based compensation

2020 Equity Incentive Plan

In September 2020, the Company adopted the 2020 Equity Incentive Plan, or the 2020 Plan, which supersedes all prior equity incentive plans. On January 1, 2026, the number of shares available for future issuance under the 2020 Plan increased by 4,525,327 shares. As of September 30, 2026, there were 2,423,867 shares available for issuance under the 2020 Plan.

In October 2023, the Company completed its merger with Morphimmune, Inc. and assumed the Morphimmune 2020 Equity Incentive Plan, or the Morphimmune Plan. There were 27,377 shares available for issuance under the Morphimmune Plan as of September 30, 2026.

2024 Inducement Plan

In October 2024, the Company adopted the 2024 Inducement Plan, or the 2024 Plan, to be used exclusively for grants of equity awards to individuals that were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company. In May 2026, the Compensation Committee of the Board of Directors of the Company approved an amendment to the 2024 Plan increasing the aggregate shares reserved under the 2024 Plan from 3,500,000 to 5,000,000. The terms and conditions of the 2024 Plan are substantially similar to the Company’s 2020 Plan. As of September 30, 2026, there were 935,760 shares available for issuance under the 2024 Plan.

Stock options granted for Chief Executive Officer

In June 2023, Clay Siegall, Ph.D. was granted 2,137,080 options to purchase shares of the Company’s common stock, or the Inducement Grant.

The Inducement Grant, the Morphimmune Plan, the 2024 Plan and the 2020 Plan are collectively referred to as the Plans.

2020 Employee Stock Purchase Plan

The Company adopted the 2020 Employee Stock Purchase Plan, or ESPP, in September 2020. On January 1, 2026, the shares of common stock authorized for issuance under the ESPP increased by 1,000,000 shares. As of September 30, 2026, there were 2,550,859 shares available for issuance under the ESPP. No shares of common stock have been issued under the ESPP as of September 30, 2026.

Stock options

A summary of option activity under the Plans during the nine months ended September 30, 2026 is as follows:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	15,856,758	$10.15	8.49	$180,668
Granted	4,314,782	22.11
Exercised	(514,257)	7.12
Forfeited	(293,140)	11.40
Expired	(3,187)	13.43
Outstanding at September 30, 2026	19,360,956	$12.88	8.18	$171,248
Exercisable at September 30, 2026	8,384,450	$9.29	7.36	$103,082

Aggregate intrinsic value in the above table is calculated as the difference between the exercise price of the options and the Company’s fair value of its common stock as of period end.

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2026 and 2025 was $17.34 and $7.53 per share, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2026 and 2025 was $7.9 million and $2.5 million, respectively.

The weighted average assumptions used in the Black-Scholes option-pricing model for stock options granted were:

	Nine Months Ended September 30,
	2026	2025
Expected volatility	94.1%	85.1%
Risk-free interest rate	4.3%	4.0%
Expected term (in years)	6.07	6.06
Expected dividend yield	—%	—%

Restricted Stock Units

A summary of RSU activity under the Plans during the nine months ended September 30, 2026 is as follows:

	Number of RSUs	Weighted average grant date fair value
Outstanding at December 31, 2025	—	$—
Granted	1,078,450	22.01
Vested	—	—
Canceled and Forfeited	(4,250)	22.01
Outstanding at September 30, 2026	1,074,200	$22.01

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$6,583	$2,851	$14,455	$7,518
General and administrative	6,178	3,896	15,058	10,279
Total share-based compensation expense	$12,761	$6,747	$29,513	$17,797

As of September 30, 2026, unrecognized share-based compensation related to stock options and RSUs was $125.4 million and $22.5 million, respectively, and is expected to be recognized over a weighted average period of 3.0 years and 3.8 years, respectively.

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

The table below is a summary of the segment net loss, including significant segment expense categories (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Collaboration revenue	$—	$—	$—	$6,941
Less:
Direct research and development expenses(1)
Varegacestat	12,579	12,495	33,128	39,615
IM-1021	9,578	2,874	19,789	7,669
IM-1617	1,629	5,465	4,496	9,397
IM-1340	1,725	3,322	7,261	4,811
IM-3050	2,229	2,104	5,092	4,149
Other direct research and development	13,265	6,404	31,565	15,081
Indirect research and development(2)	21,062	13,143	57,768	36,593
General and administrative(3)	14,530	6,997	36,652	21,246
Other segment expenses(4)	13,765	7,334	32,077	19,632
Total operating expenses	90,362	60,138	227,828	158,193
Loss from operations	(90,362)	(60,138)	(227,828)	(151,252)
Interest income	4,579	2,681	15,079	8,758
Net loss	(85,783)	$(57,457)	$(212,749)	$(142,494)

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

For the three and nine months ended September 30, 2026, the Company revised the presentation of its significant segment expense categories to align with how the CODM currently evaluates the Company's financial performance. Prior period amounts have been reclassified to conform to the current year presentation.

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

Overview

We are a clinical-stage targeted oncology company committed to developing first-in-class and best-in-class cancer therapies. Our goal is to establish a broad portfolio of differentiated clinical assets to improve the lives of cancer patients. Key to that strategy is our deep expertise in the discovery, design, development, manufacturing, and ultimately commercialization of antibody-drug conjugates, or ADCs, and other oncology therapeutics.

We are advancing a broad portfolio of clinical and preclinical assets. Varegacestat, formerly AL102, is an investigational, oral, once-daily gamma secretase inhibitor, or GSI. In December 2025, we announced positive topline results from the global pivotal Phase 3 RINGSIDE trial of varegacestat in patients with progressing desmoid tumors. We submitted a new drug application, or NDA, for varegacestat in April 2026, which has been accepted by the U.S. Food and Drug Administration, or FDA, and assigned a Prescription Drug User Fee Act, or PDUFA, target action date of April 28, 2027. Additionally, we submitted a marketing authorization application, or MAA, with the European Medicines Agency, or EMA, in October 2026. The EMA has validated the MAA and will initiate review under the centralized marketing authorization procedure. IM-1021, a receptor tyrosine kinase-like orphan receptor 1, or ROR1, ADC, is currently under evaluation in a Phase 1 trial. Initial data from the ongoing Phase 1 trial of IM-1021 showed objective responses across all dose levels evaluated in heavily pretreated patients with B-cell non-Hodgkin lymphoma, or B-NHL. In June 2026, we dosed the first participant in a Phase 1 trial of IM-1617, a potential first-in-class ADC, in patients with advanced solid tumors. IM-3050 is a fibroblast activation protein, or FAP, targeted radioligand therapy, or RLT. In July 2026, we dosed the first participant in a Phase 1 trial of IM-3050 in patients with FAP-expressing solid tumors. IM-1340, a potential first-in-class ADC, received investigational new drug, or IND, clearance in September 2026, and we plan to initiate a Phase 1 trial in patients with advanced solid tumors by the end of 2026. IM-1335, a solid tumor ADC, is in preclinical development with an anticipated IND submission in late 2026.

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

We acquired varegacestat from Ayala Pharmaceuticals, Inc., or Ayala, in March 2024. We submitted an NDA for varegacestat in April 2026. In July 2026, the FDA accepted the NDA and assigned a PDUFA target action date of April 28, 2027. We submitted an MAA with the EMA in October 2026. The EMA has validated the MAA and will initiate review under the centralized marketing authorization procedure.

IM-1021 (Solid Tumor and B-Cell Lymphoma ADC)

IM-1021 is a ROR1 ADC that incorporates HC74, our proprietary TOP1i payload. ROR1 is expressed in both hematologic malignancies and solid tumors with limited normal tissue expression. Previous ADCs targeting ROR1 have demonstrated clinical activity. We believe that IM-1021 may provide improved therapeutic index as compared to other ROR1-targeted ADCs in development. In November 2026, we announced that initial clinical data from the ongoing Phase 1 trial of IM-1021 will be presented in a poster at the 68th American Society of Hematology, or ASH, Annual Meeting. As of the abstract data cutoff of June 26, 2026, 35 patients had received IM-1021, including 25 patients with B-NHL. Patients with B-NHL had received a median of four prior lines of therapy, and prior T-cell redirecting therapy was common. The abstract reported objective responses across all dose levels evaluated in patients with B-NHL. Among 19 response-evaluable patients with B-NHL, the objective response rate, or ORR, was 53% (10/19), including five complete responses, or CRs, and five partial responses, or PRs. Among 11 response-evaluable patients with diffuse large B-cell lymphoma, or DLBCL, the ORR was 64% (7/11), including three CRs and four PRs. Treatment-emergent adverse events, or TEAEs, were reported in 92% of patients with B-NHL. The most common TEAE was neutropenia, reported in 44% of patients with B-NHL. Dose optimization across multiple dosing regimens remains ongoing.

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

IM-1340 (Solid Tumor ADC)

IM-1340 is a potential first-in-class ADC for the treatment of multiple solid tumors. The target of IM-1340 is underexplored and non-obvious in cancer and, to our knowledge, there are no ADCs or other therapeutic modalities in development against it. It has a unique expression profile that spans neuroendocrine tumors, or NETs, and other carcinomas, including lung and prostate tumors, with limited expression in normal tissue. We received IND clearance for this program in September 2026 and plan to initiate a Phase 1 trial in patients with advanced solid tumors by the end of 2026.

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

Results of operations

Comparison of the three months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
Collaboration revenue	$—	$—	$—
Operating expenses:
Research and development(1)	69,506	49,193	20,313
General and administrative(1)	20,856	10,945	9,911
Total operating expenses	90,362	60,138	30,224
Loss from operations	(90,362)	(60,138)	(30,224)
Interest income	4,579	2,681	1,898
Net loss	$(85,783)	$(57,457)	$(28,326)

(1)
Amounts include non-cash share-based compensation expense as follows (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
Research and development	$6,583	$2,851	$3,732
General and administrative	6,178	3,896	2,282
Total share-based compensation expense	$12,761	$6,747	$6,014

Research and development expenses

Research and development expenses increased by $20.3 million, from $49.2 million for the three months ended September 30, 2025 to $69.5 million for the three months ended September 30, 2026.

The table below summarizes the components of our research and development expenses for the periods presented (in thousands). For the three months ended September 30, 2026, we revised the presentation of our research and development expenses in the table below to align with how management evaluates our research programs and expenses. Prior period amounts have been reclassified to conform to the current year presentation.

	Three Months Ended September 30,
	2026	2025	Change
Direct research and development
Varegacestat	$12,579	$12,495	$84
IM-1021 (1)	9,578	2,874	6,704
IM-1617 (2)	1,629	5,465	(3,836)
IM-1340 (3)	1,725	3,322	(1,597)
IM-3050	2,229	2,104	125
Other (4)	13,265	6,404	6,861
Indirect research and development (5)	28,501	16,529	11,972
Total	$69,506	$49,193	$20,313

(1)
The increase for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was due primarily to an increase in clinical trial and manufacturing activities associated with our Phase 1 trial.
(2)
The decrease for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was due primarily to the timing of IND-enabling activities, partially offset by an increase in clinical trial activities associated with our Phase 1 trial.

(3)
The decrease for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was due primarily to the timing of IND-enabling activities, partially offset by an increase in clinical trial activities associated with our planned Phase 1 trial.
(4)
The increase for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was due primarily to increased IND-enabling activities for our product candidates.
(5)
The increase for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was due primarily to an increase in personnel related costs, including share-based compensation and allocated support costs, in support of our product candidates and discovery programs.

General and administrative expenses

General and administrative expenses increased by $9.9 million, from $10.9 million for the three months ended September 30, 2025 to $20.9 million for the three months ended September 30, 2026. The increase was primarily related to increases in expenses related to commercialization readiness, personnel-related costs including share-based compensation from an increase in headcount to support overall growth, and other professional services expenses.

Interest income

Interest income increased by $1.9 million from $2.7 million for the three months ended September 30, 2025 to $4.6 million for the three months ended September 30, 2026. The increase was primarily a result of higher cash, cash equivalent, and marketable securities balances, partially offset by lower interest rates during the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Comparison of the nine months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Collaboration revenue	$—	$6,941	$(6,941)
Operating expenses:
Research and development(1)	175,772	126,516	49,256
General and administrative(1)	52,056	31,677	20,379
Total operating expenses	227,828	158,193	69,635
Loss from operations	(227,828)	(151,252)	(76,576)
Interest income	15,079	8,758	6,321
Net loss	$(212,749)	$(142,494)	$(70,255)

(1)
Amounts include non-cash share-based compensation expense as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Research and development	$14,455	$7,518	$6,937
General and administrative	15,058	10,279	4,779
Total share-based compensation expense	$29,513	$17,797	$11,716

Collaboration revenue

There was no collaboration revenue for the nine months ended September 30, 2026. Collaboration revenue for the nine months ended September 30, 2025 related to certain research and development activities allocated to AbbVie. As of June 30, 2025, we had recognized all revenue and costs associated with our performance obligation under the agreement.

Research and development expenses

Research and development expenses increased by $49.3 million, from $126.5 million for the nine months ended September 30, 2025 to $175.8 million for the nine months ended September 30, 2026.

The table below summarizes the components of our research and development expenses for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Direct research and development
Varegacestat (1)	$33,128	$39,615	$(6,487)
IM-1021 (2)	19,789	7,669	12,120
IM-1617 (3)	4,496	9,397	(4,901)
IM-1340 (4)	7,261	4,811	2,450
IM-3050 (5)	5,092	4,149	943
Other (6)	31,565	15,081	16,484
Indirect research and development (7)	74,441	45,794	28,647
Total	$175,772	$126,516	$49,256

(1)
The decrease for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was due primarily to a decrease in clinical trial and manufacturing activities required to support our NDA filing in April 2026.
(2)
The increase for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was due primarily to an increase in clinical trial and manufacturing activities associated with our Phase 1 trial.
(3)
The decrease for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was due primarily to the timing of IND-enabling activities, partially offset by an increase in clinical trial activities associated with our Phase 1 trial.
(4)
The increase for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was due primarily to the timing of IND-enabling activities and an increase in clinical trial activities associated with our planned Phase 1 trial.
(5)
The increase for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was due primarily to an increase in clinical trial activities associated with our Phase 1 trial.
(6)
The increase for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was due primarily to increased IND-enabling activities for our product candidates.
(7)
The increase for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was due primarily to an increase in personnel related costs, including share-based compensation and allocated support costs, in support of our product candidates and discovery programs.

General and administrative expenses

General and administrative expenses increased by $20.4 million, from $31.7 million for the nine months ended September 30, 2025 to $52.1 million for the nine months ended September 30, 2026. The increase was primarily related to increases in expenses related to commercialization readiness, personnel-related costs including share-based compensation from an increase in headcount to support overall growth, and other professional services expenses.

Interest income

Interest income increased by $6.3 million from $8.8 million for the nine months ended September 30, 2025 to $15.1 million for the nine months ended September 30, 2026. The increase was primarily a result of higher cash, cash equivalent, and marketable securities balances, partially offset by lower interest rates during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

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

To date, we have not generated any revenue from the commercial sale of products and do not expect to generate revenue from commercial sales unless and until we receive marketing approval for one or more of our product candidates. Since inception, we have incurred significant operating losses and negative cash flows from operations. Our net losses were $85.8 million and $57.5 million for the three months ended September 30, 2026 and 2025, respectively, and $212.7 million and $142.5 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had cash and cash equivalents of $212.8 million, marketable securities of $248.7 million and an accumulated deficit of $940.9 million.

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

In May 2024, we entered into an “at the market” sales agreement, or the 2024 ATM Agreement, with TD Securities (USA) LLC, or TD Cowen, as sales agent, pursuant to which we may offer and sell from time to time shares of our common stock having an aggregate offering price of up to $200.0 million, or the ATM Shares. We have agreed to pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from any ATM Shares sold through the 2024 ATM Agreement. As of September 30, 2026, we had sold an aggregate of 6,655,587 shares of common stock under the 2024 ATM Agreement for gross proceeds of $65.9 million and net proceeds of approximately $64.5 million, with approximately $134.1 million remaining available for future offerings. No shares of common stock were sold under the 2024 ATM Agreement during the nine months ended September 30, 2026.

Cash flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash used in operating activities	$(181,081)	$(142,966)
Cash (used in) provided by investing activities	(262,858)	64,802
Cash provided by financing activities	3,299	207,562
Net (decrease) increase in cash and cash equivalents and restricted cash	$(440,640)	$129,398

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2026 was $181.1 million, consisting primarily of our net loss of $212.7 million and a net change in operating assets and liabilities of $0.1 million, partially offset by noncash charges of $31.5 million. The noncash charges primarily consisted of $29.5 million of share-based compensation. The change in operating assets and liabilities primarily consisted of an increase in operating lease liabilities of $6.2 million, an increase in accrued expenses and other current liabilities of $4.0 million, and an increase in accounts payable of $1.1 million, partially offset by an increase in prepaid expenses and other assets of $11.3 million.

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

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2026 was $262.9 million, consisting of $302.2 million of purchases of marketable securities, $9.0 million in payments related to in-process research and development (IPR&D) assets included in accrued expenses and other current liabilities as of December 31, 2025, and $5.7 million of purchases of property and equipment, partially offset by $54.0 million of maturities of marketable securities.

Net cash provided by investing activities for the nine months ended September 30, 2025 was $64.8 million, consisting of $200.0 million from maturities of marketable securities, partially offset by $123.3 million of purchases of marketable securities, $6.2 million of purchases of IPR&D assets and $5.7 million of purchases of property and equipment.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2026 was $3.3 million, consisting of $3.7 million from the exercise of options, partially offset by $0.4 million in payments related to offering costs from the December 2025 financing accrued as of December 31, 2025.

Net cash provided by financing activities for the nine months ended September 30, 2025 was $207.6 million, consisting of gross proceeds of $172.5 million from the January 2025 financing, $45.9 million from the 2024 ATM Agreement, and $0.8 million from the exercise of options, partially offset by offering costs of $11.7 million from the January 2025 financing and the 2024 ATM Agreement.

Funding requirements

We expect our expenses to increase substantially in connection with our ongoing and future activities, particularly as we advance and expand our clinical development of varegacestat, seek regulatory approval for varegacestat, prepare for the commercialization of varegacestat, if approved, advance the development of our broad pipeline of clinical assets, continue the development of our other current product candidates and any future product candidates, and continue to pursue our business development strategy. We expect that our primary uses of capital will be for the potential commercial launch of varegacestat for the treatment of desmoid tumors, if approved, continued commercial development and manufacturing scale-up for varegacestat, continued clinical and preclinical development of other pipeline assets, as well as for working capital and other general corporate purposes including potential strategic transactions, legal and other regulatory compliance expenses, compensation and related expenses, risk management and general overhead costs.

We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our current and planned operating expenses and capital expenditures for at least 12 months from the filing date of this Quarterly Report on Form 10-Q. We will need additional financing to support our continuing operations and pursue our research and development strategy and commercialization of varegacestat, if approved. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our programs and product candidates.

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

Critical accounting policies and estimates

Share-based compensation

Our share-based compensation program allows for grants of stock options, restricted stock units, or RSUs, and restricted stock awards, or RSAs, to employees and non-employees, including directors. We account for share-based compensation awards granted to employees and non-employees based on the estimated fair value on the date of grant and recognizes compensation expense of those awards over the requisite service period, which is the vesting period of the respective award. We account for forfeitures as they occur. For share-based awards with service-based vesting conditions, we recognize compensation expense on a straight-line basis over the service period.

We estimate the fair value of RSUs based on the closing market price of our common stock on the date of grant. We estimate the fair value of stock option awards on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (i) the expected stock price volatility, (ii) the expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. The historical volatility is calculated based on our historical stock price volatility over a period of time commensurate with the expected term assumption. We use the simplified method to calculate the expected term for options granted to employees and non-employees whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the options due to its lack of sufficient historical data. The risk-free interest rate is based on U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The expected dividend yield is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock. The exercise price is the fair value of our common stock as of the measurement date.

Other than the foregoing, there have been no material changes in our critical accounting policies and estimates from those disclosed in our Form 10-K for the fiscal year ended December 31, 2025. For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical accounting policies and estimates” in Part II, Item 7 of our Form 10-K for the fiscal year ended December 31, 2025.

Recent accounting pronouncements

See Note 2, Summary of significant accounting policies, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of September 30, 2026, we had cash and cash equivalents of $212.8 million and marketable securities of $248.7 million. Our cash and cash equivalents consisted of bank deposits, money market funds, and U.S. treasury securities, and our marketable securities consisted of U.S. government bonds. The primary objective of our investment activities is to preserve capital to fund our operations while earning a low-risk return. Because our marketable securities are short-term in duration, we believe that our exposure to interest rate risk is not significant, and a hypothetical 10% change in market interest rates during any of the periods presented would not have had a significant impact on the total value of our portfolio. As of September 30, 2026, we had no outstanding debt.

Foreign Currency Sensitivity

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we do contract with vendors that are located outside of the United States and may be subject to fluctuations in foreign currency rates. We may enter into additional contracts with vendors located outside of the United States in the future, which may increase our foreign currency exchange risk. We believe that, if a 10% change in foreign currency exchange rates were to have occurred on September 30, 2026, this change would not have had a material effect on our financial statements.

Inflation Risk

Inflation generally affects us by increasing our costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during any periods presented herein.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of September 30, 2026, were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
We have submitted an NDA and MAA for one of our product candidates, but we have not submitted a Biologics License Application, or BLA, obtained FDA or European approval for marketing, or successfully commercialized a product, and we may be unable to do so.
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

Risks Related to Our Business

We are a biotechnology company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.*

We are a biotechnology company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, raising capital, pursuing strategic transactions, building our management team and building our intellectual property portfolio, and we have incurred significant operating losses. As of September 30, 2026, we had an accumulated deficit of $940.9 million. Our net loss for the year ended December 31, 2025 was $212.4 million and was $212.7 million for the nine months ended September 30, 2026. To date, we have not generated any revenue from product sales, and we have not identified or sought or obtained regulatory approval for the marketing or sale of any product. Furthermore, we may not generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development activities and the regulatory approval process for our programs and product candidates.

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

We have submitted an NDA and MAA for one of our product candidates, but we have not submitted a Biologics License Application, or BLA, obtained FDA or European approval for marketing, or successfully commercialized a product, and we may be unable to do so.*

As an organization, we have not yet demonstrated an ability to obtain regulatory approvals for marketing, manufacture a commercial-scale product, conduct sales and marketing activities necessary for successful commercialization, or arrange for a third party to do any of the foregoing on our behalf. Prior to obtaining approval to commercialize a product candidate in the United States or elsewhere, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Except for our recently completed Phase 3 RINGSIDE trial for varegacestat, we have not previously completed any clinical trials for any of our current product candidates. We also have limited experience as a company in preparing and submitting marketing applications and, although we recently submitted an MAA for varegacestat to the EMA and an NDA for varegacestat to the FDA, which was assigned a PDUFA target action date of April 28, 2027, we have not previously submitted a BLA. In addition, we have had limited interactions with the FDA or other comparable foreign regulatory authorities and cannot be certain how many additional clinical trials of our product candidates will be required or how such additional trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to submission of an application for and obtaining regulatory approval of any of our product candidates. Notably, varegacestat’s prior development was largely conducted by Ayala. As a result, our assumptions about varegacestat’s potential are based in large part on the data generated from clinical trials conducted by Ayala as well as our own completion of the Phase 3 RINGSIDE trial, and we may observe materially and adversely different results in future clinical trials or commercial use. In addition, results from nonclinical studies and clinical trials can be interpreted in different ways. Further, even if we believe the nonclinical or clinical data for our product candidates is promising, compliance or data integrity issues may later arise and even if not, the data may not be sufficient to support approval by the FDA or comparable foreign regulatory authorities. Marketing approval or any other applications that we may submit may be delayed by several years or may require us to expend significantly more resources than we have available.

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

Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities as of September 30, 2026, will be sufficient to fund our current and planned operating expenses and capital expenditures for at least 12 months from the filing date of this Quarterly Report on Form 10-Q. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development, pre-commercialization activities and other corporate activities. Because the length of time and activities associated with successful research and development of biotechnology products and the potential successful commercialization of any approved product is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

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

Risks Related to Our Discovery, Development and Regulatory Approval of Programs and Product Candidates

We may be unable to advance any of our product candidates into and through clinical development, obtain regulatory approvals and ultimately commercialize them, or we could experience significant delays in doing so.*

Some of our product candidates are in the early stages of development efforts, and we will need to continue to progress our product candidates through preclinical studies and submit INDs to the FDA or appropriate regulatory documents to applicable foreign authorities prior to initiating their clinical development. We have four early clinical stage assets that are currently or are expected to soon be under evaluation in Phase 1 trials. We have no products on the market that have gained regulatory approval and despite the positive results of the Phase 3 RINGSIDE trial and our NDA and MAA submissions for varegacestat, the NDA and MAA may not be approved. Our ability to generate revenue and achieve and sustain profitability depends on our ability to continue to identify programs and nominate product candidates, advance them into preclinical and clinical development and obtain regulatory approvals for and successfully commercializing them, either alone or through a collaboration.

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

We may pursue particular programs or product candidates over others; these decisions may prove to be wrong and may adversely impact our business.*

In the natural course of progressing our product candidates, we may make decisions about prioritization that may prove to be incorrect. In addition, because we have limited financial and other resources, we may be limited in our ability to pursue all potential product candidates of interest, including IM-1021, IM-1617, IM-3050, IM-1340 and varegacestat, even if we would otherwise choose to do so if these limitations did not exist. For these reasons, we may fail to capitalize on viable opportunities. If we do not accurately evaluate the commercial potential or target market for a program or product candidate, we may relinquish valuable rights to it through partnership, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

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

We expect to compete with oncology companies advancing small molecules, ADCs, targeted radiotherapies, antibodies, and other therapeutic modalities. This may include large, multinational pharmaceutical companies such as Immunogen (acquired by AbbVie Inc.), AstraZeneca; Amgen; Bayer AG; BMS; Eli Lilly and Company; Genentech, Inc. (a member of Roche group); Merck & Co. Inc.; Novartis; Seagen (acquired by Pfizer) and Johnson & Johnson. If any of our current or future product candidates are eventually approved for sale, they will likely compete with a range of treatments that are either in development or currently marketed for use in those same disease indications.

With respect to varegacestat, we expect to compete with companies advancing treatments for desmoid tumors, including Merck KGaA (successor to SpringWorks Therapeutics, Inc.) and Parabilis Medicines, Inc. Merck KGaA received approval from FDA in November 2023 and from EMA in August 2025 for its oral gamma secretase inhibitor, OGSIVEO® (nirogacestat), for the treatment of adult patients with progressing tumors who require systemic treatment. Parabilis is evaluating the small molecule zolucatetide in a Phase 1/2 study that includes patients with desmoid tumors and plans to initiate a phase 3 registrational trial in 2027. Desmoid tumor treatments also include surgery, hormonal therapy, cryotherapy, targeted therapy and chemotherapy. We cannot predict the nature or extent of any impact that the acquisition of SpringWorks by Merck KGaA will have on the competitive landscape for varegacestat.

IM-1021 is a ROR1 ADC program with the potential to address hematologic and solid tumor indications. We are aware of several other companies developing therapeutics, including ADCs, targeting ROR1, and they may represent direct competition to our ROR1 ADC program. For example, Merck has a ROR1 ADC program (Zilovertamab vedotin) in Phase 3 clinical trials for diffuse large B-cell lymphoma, and CStone Pharmaceuticals, Inc. has disclosed a ROR1 ADC program in clinical development.

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

We are not aware of any competitive ADCs that pursue IM-1617's or IM-1340's targets. The most direct competition may come from other oncology companies pursuing the same indications that we may ultimately select for pivotal development.

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

Even if we are able to commercialize any program or product candidate, the program and product candidate may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.*

We cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates or assure that coverage and reimbursement will be available for any product that we may develop. The regulations that govern marketing approvals, pricing and reimbursement for new drug and biological products vary widely from country to country. Some countries require approval of the sale price of a drug or biologic before it can be marketed. In many countries, the pricing review period begins after marketing or product approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. We are monitoring these regulations as several of our programs move into later stages of development, including varegacestat for which we submitted an NDA in April 2026, which was accepted by the FDA and assigned a PDUFA date of April 28, 2027; however, a majority of our programs are currently in the earlier stages of development and we will not be able to assess the impact of price regulations for a number of years. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that could delay our commercial launch of the product and negatively impact any potential revenues we may be able to generate from the sale of the product in that country and potentially in other countries due to reference pricing.

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

As of September 30, 2026, we had 267 full-time employees. The continued operation of our business and execution of our plans will require material additional staffing within the next twelve months. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to advance our ADC platform, develop our programs or product candidates or run our operations or to accomplish our objectives.

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

We issued (i) 2,298,586 shares to Zentalis in connection with the Zentalis License Agreement, (ii) 2,175,489 shares to Ayala in connection with the Ayala Purchase Agreement, (iii) 230,415 shares to BMS in connection with Amendment No. 2 to the BMS License Agreement, (iv) 1,805,502 shares to Zentalis in connection with the Zentalis Asset Purchase, and (v) 4,425,487 shares to BMS in connection with Amendment No. 4 to the BMS License Agreement. The shares issued in connection with items (i)-(iv) are registered for resale on Forms S-3 filed with the SEC in April 2024, April 2024, October 2024 and November 2024, respectively. The shares issued in connection with item (v) will be registered for resale on a Form S-3 to be filed with the SEC on the date of this Quarterly Report. Any sales of these shares may cause our stock price to fall.

Pursuant to our 2020 Equity Incentive Plan, or 2020 Plan, our board of directors or committee thereof or, in accordance with applicable law, designated members of management are authorized to grant stock options to our employees, directors and consultants. In addition, pursuant to our 2024 Inducement Plan, as amended, our board of directors, or a committee thereof, is authorized to grant inducement awards to new hires as a material inducement to their employment with us. The aggregate number of shares of our common stock that may be issued pursuant to stock awards under our 2020 Plan as of September 30, 2026 shall not exceed 15,300,059 shares, and the aggregate number of shares of our common stock that may be issued pursuant to stock awards under our 2024 Inducement Plan, as amended, shall not exceed 5,000,000 shares.

Additionally, the number of shares of our common stock reserved for issuance under our 2020 Plan will automatically increase on January 1 of each year, beginning on January 1, 2021 and continuing through and including January 1, 2030, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. Additionally, pursuant to Morphimmune Inc.’s 2020 Equity Incentive Plan, or the Morphimmune Plan, the aggregate number of shares that may be issued pursuant to stock awards under the Morphimmune Plan as of September 30, 2026 may not exceed 2,822,308 shares. We have, and, depending on our needs, we may in the future issue awards under the Morphimmune Plan. Additionally, on June 28, 2023, Clay Siegall was granted options to purchase shares of the Company’s common stock pursuant to an Inducement Grant. The aggregate number of stock awards that may be issued under the Inducement Grant may not exceed 2,137,080 shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine and Safety Disclosures

Not applicable.

Item 5. Other Information

Segment Financial Information

We are filing Exhibit 99.1 to this Quarterly Report solely to recast certain segment financial information and related disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2025, originally filed with the SEC on March 3, 2026, or the 2025 Form 10-K. The recast information reflects changes in the research and development expenses by program that are regularly reviewed by our Chief Operating Decision Maker, or CODM, when evaluating our financial performance. These changes were implemented during the first and third quarters of 2026, as described below and in our Quarterly Reports for the periods ended March 31, 2026 and June 30, 2026, filed with the SEC on May 12, 2026 and August 11, 2026, respectively, and this Quarterly Report for the period ending September 30, 2026. The information in Exhibit 99.1 to this Quarterly Report is not an amendment or restatement of the 2025 Form 10-K.

Commencing in the first quarter of 2026, we revised the presentation of our significant segment expense categories reviewed by the CODM to separately disclose costs incurred during the reporting periods associated with the IM-1617 program following our Investigational New Drug application clearance from the United States Food and Drug Administration. Additionally, within this Quarterly Report, we revised the presentation of our significant segment expense categories reviewed by the CODM to separately disclose costs incurred during the reporting periods associated with the IM-1340 program following our Investigational New Drug application clearance from the United States Food and Drug Administration. Prior period amounts had been reclassified to conform to the current year presentation, and there was no impact to our consolidated financial statements for any period presented.

There were also updates to certain MD&A disclosures presented in components of our results of operations to the consolidated financial statements to align with our newly established methodology for significant segment expense categories. These category methodologies are subject to periodic refinement due to the development of programs and product candidates.

SEC rules require that when a registrant prepares, on or after the date a registrant reports an accounting change such as the significant segment expense category changes noted above, a new registration, proxy, or information statement (or amends a previously filed registration, proxy, or information statement) that includes or incorporates by reference financial statements, the registrant must recast the prior period financial statements included or incorporated by reference in the registration, proxy, or information statement to reflect these types of changes. Accordingly, we are filing Exhibit 99.1 to this Quarterly Report to update historical operating segment financial information and related disclosures contained in the 2025 Form 10-K to reflect the changes in the significant segment expense categories regularly reviewed by the CODM as described above. The updates do not represent a restatement of previously issued financial statements. The recast information of the items contained in the 2025 Form 10-K is presented in Exhibit 99.1 to this Quarterly Report.

The information included in Exhibit 99.1 to this Quarterly Report is presented for informational purposes only in connection with the segment reporting changes described above and does not amend or restate our audited consolidated financial statements, which were included in the Company's 2025 Form 10-K. The information included in Exhibit 99.1 to this Quarterly Report does not reflect events occurring after we filed the 2025 Form 10-K and does not modify or update the disclosures therein in any way, other than to illustrate the impact of the significant segment expense category changes as described above. Exhibit 99.1 to this Quarterly Report should be read in conjunction with the 2025 Form 10-K. For developments subsequent to the filings of the 2025 Form 10-K, refer to our Quarterly Reports on Form 10-Q for the periods ended March 31, 2026 and June 30, 2026, to the information contained in this Quarterly Report for the period ended September 30, 2026, and to our Current Reports on Form 8-K.

Rule 10b5-1 Plans

During the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408 of Regulation S-K.

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

4.1

Stock Issuance Agreement dated October 2, 2026, by and between Immunome, Inc. and Bristol-Myers Squibb Company (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed October 5, 2026).

10.1#	Form of Executive Restricted Stock Unit Grant Notice and Award Agreement for 2020 Equity Incentive Plan.

10.2†+

Amendment No. 4 to License Agreement dated October 2, 2026, by and between the Company and Bristol-Myers Squibb Company (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 5, 2026).

23.1	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

Items from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, revised to reflect recast segment information: Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations); and Part II, Item 8 (Financial Statements and Supplementary Data).

101

Interactive Data File (Form 10‑Q for the Quarterly Period ended September 30, 2026 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.” The instance document does not appear in the interactive file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive File (embedded within the Inline XBRL document).

* Filed or furnished herewith.

# Management contracts or compensatory plans or arrangements.

† Certain information in this exhibit is omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is both not material and is the type that the registrant treats as private or confidential.

+ Schedules and exhibits to the agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNOME, INC.
(Registrant)

Date: November 9, 2026	By:	/s/ Clay Siegall, Ph. D.
	Name:	Clay Siegall, Ph. D.
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2026	By:	/s/ Max Rosett
	Name:	Max Rosett
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)